Form 10-Q
period 1993-12-31
ARA GROUP INC
filed 1994-02-14
CIK 757523

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended           Commission file number
      December 31, 1993                         1-8827
     ------------------                         ------


                     THE ARA GROUP, INC.
           --------------------------------------
      (Exact name of registrant as specified in its charter)


          Delaware                             23-2319139
      ---------------                      -----------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           Identification Number)


           The ARA Tower
        1101 Market Street
    Philadelphia, Pennsylvania                            19107
   ----------------------------                      --------------
(Address of principal executive offices)                (Zip Code)


                             (215) 238-3000
                    ---------------------------------
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes     X    No
                                       --------    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at January 28, 1994:      2,100,761
Class B common stock outstanding at January 28, 1994:     26,139,143
- --------------------------------------------------------------------

                                     PART I - FINANCIAL INFORMATION

                                  THE ARA GROUP, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 1993 AND OCTOBER 1, 1993
                                              (Unaudited)

                                            (In Thousands)

                                       ASSETS
                                       ------                 December 31,        October 1,
                                                                 1993                1993
Current Assets:                                              -------------        ----------
    Cash and cash equivalents                                $   21,693           $   27,801
    Receivables                                                 392,550              388,768
    Inventories, at lower of cost or market                     246,333              249,858
    Prepayments and other current assets                        144,002               63,381
                                                             ----------           ----------
        Total current assets                                    804,578              729,808
                                                             ----------           ----------
Property and Equipment, net                                     658,071              648,379
Goodwill                                                        443,849              446,261
Other Assets                                                    209,147              216,193
                                                             ----------           ----------
                                                             $2,115,645           $2,040,641
                                                             ==========           ==========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:      ------------------------------------
    Current maturities of long-term borrowings               $   12,405           $   15,615
    Accounts payable                                            286,704              329,129
    Accrued expenses and other liabilities                      409,947              340,722
                                                             ----------           ----------
        Total current liabilities                               709,056              685,466
                                                             ----------           ----------
Long-Term Borrowings                                          1,041,551            1,008,674
Deferred Income Taxes and Other Noncurrent Liabilities          180,177              182,693
Minority Interest                                                18,052               18,084
Common Stock Subject to Potential Repurchase Under
 Provisions of Shareholders' Agreement                           22,488               21,651
Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
    Series C preferred stock, redemption value $1,000            34,445               34,596
    Class A common stock, par value $.01                             21                   21
    Class B common stock, par value $.01                            248                  243
    Capital surplus                                               5,813                    -
    Earnings retained for use in the business                   120,720              104,827
    Cumulative translation adjustment                             5,562                6,037
    Impact of potential repurchase feature of common stock      (22,488)             (21,651)
                                                             ----------           ----------
        Total                                                   144,321              124,073
                                                             ----------           ----------
                                                             $2,115,645           $2,040,641
                                                             ==========           ==========
The accompanying notes are an integral part of these condensed consolidated financial statements.

               THE ARA GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED
              DECEMBER 31, 1993 AND JANUARY 1, 1993
                           (Unaudited)

             (In Thousands, Except Per Share Amounts)

                                                    Fiscal        Fiscal
                                                     1994          1993
                                                  ----------     ----------
Revenues                                          $1,292,020     $1,214,882
                                                  ----------     ----------
Costs and Expenses:

    Cost of services provided                      1,179,726      1,110,111
    Depreciation and amortization                     34,381         32,114
    Selling and general corporate expenses            16,403         15,674
    Other income                                       -             (3,610)
                                                  ----------     ----------
                                                   1,230,510      1,154,289
                                                  ----------     ----------
    Operating income                                  61,510         60,593

Interest Expense, net                                 29,481         32,818
                                                  ----------     ----------
    Income before income taxes                        32,029         27,775

Provision for Income Taxes                            13,140         11,196

Minority Interest                                        502            387
                                                  ----------     ----------
Income before Cumulative Effect of Change
   in Accounting for Income Taxes and
   Extraordinary Item                                 18,387         16,192

Cumulative Effect of Change in Accounting
   for Income Taxes                                    1,277          -

Extraordinary Item Due to Early Extinguishment
  of Debt (net of income taxes of $468 in
  fiscal 1994 and $2,747 in fiscal 1993)                 702          4,297
                                                  ----------     ----------
    Net income                                    $   16,408      $  11,895
                                                  ==========      =========
Earnings Per Share:
    Income before cumulative effect of change
       in accounting for income taxes and
       extraordinary item                               $.36           $.32
    Net income                                          $.32           $.24
                                                        ====           ====

   The accompanying notes are an integral part of these condensed consolidated financial statements.

               THE ARA GROUP, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED
              DECEMBER 31, 1993 AND JANUARY 1, 1993
                           (Unaudited)

                          (In Thousands)

                                                        Fiscal        Fiscal
                                                         1994          1993
                                                       --------      --------
Cash flows from operating activities:
   Net income                                          $ 16,408      $ 11,895
   Adjustments to reconcile net income to net
     cash used in operating activities:
      Depreciation and amortization                      34,381        32,114
      Income taxes deferred                              (1,067)          785
      Minority interest                                     502           387
      Extraordinary item                                    702         4,297
      Cumulative effect of accounting change              1,277           -
   Changes in noncash working capital                   (62,261)      (57,614)
   Other operating activities                            (2,189)           85
                                                       --------      --------
Net cash used in operating activities                   (12,247)       (8,051)
                                                       --------      --------
Cash flows from investing activities:
   Purchases of property and equipment                  (28,213)      (24,381)
   Disposals of property and equipment                    4,209         4,239
   Sale of investments                                    6,194         8,270
   Acquisition of certain businesses                     (3,472)       (7,413)
   Other investing activities                              (814)       (1,460)
                                                       --------      --------
Net cash used in investing activities                   (22,096)      (20,745)
                                                       --------      --------
Cash flows from financing activities:
   Proceeds from additional long-term borrowings         49,163        33,589
   Payment of long-term borrowings including premiums   (20,666)      (12,152)
   Other financing activities                              (262)        2,181
                                                       --------      --------
Net cash provided by financing activities                28,235        23,618
                                                       --------      --------
Decrease in cash and cash equivalents                    (6,108)       (5,178)
Cash and cash equivalents, beginning of period           27,801        23,785
                                                       --------      --------
Cash and cash equivalents, end of period               $ 21,693      $ 18,607
                                                       ========      ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

               THE ARA GROUP, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
     --------------------------------------------
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The results of operations for the interim periods are not necessarily indicative of the results for a full year.

(2)  OTHER INCOME:
     -------------
     During the first quarter of fiscal 1993, the Company sold 509,000 shares of stock of Living Centers of America, Inc. for $8.3 million, resulting in a gain of $3.6 million which is reflected in the Condensed Consolidated Statement of Income as "Other Income".

(3)  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR INCOME TAXES:
     -----------------------------------------------------------
     On October 2, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes", which requires a change from the deferred method to the liability method of income tax accounting. FAS 109 was adopted prospectively by recording a cumulative effect adjustment of $1.3 million ($.03 per share). The adoption of FAS 109 did not have a material impact on the Company's effective tax rate.

     The components of the Company's deferred tax assets and liabilities at the beginning of fiscal 1994 are as follows (in millions):

     Deferred tax liabilities:
        Depreciation and amortization         $70.8
        Inventory                               5.8
        Other                                   3.7
                                              -----
        Gross deferred tax liability           80.3
                                              =====
     Deferred tax assets:
        Insurance                              16.1
        Employee compensation and benefits     24.9
        Other accruals and allowances          24.4
        Valuation allowance                    (2.3)
                                              -----
        Net deferred tax asset                 63.1
                                              -----
        Net deferred income taxes             $17.2
                                              =====

     The Company has not provided for possible U.S. or foreign taxes on the undistributed earnings of non-U.S. subsidiaries that are considered to be permanently invested. Determination of the unrecognized deferred tax liability for temporary differences related to the undistributed earnings is not practicable. Certain fiscal 1993 balance sheet items have been reclassified to conform to the fiscal 1994 presentation.

(4)  EARLY EXTINGUISHMENT OF DEBT:
     -----------------------------
     During the first quarter of fiscal 1994, the Company redeemed $11.4 million of its 12.5% subordinated debentures for a $1 million cash premium. The Company entered into an agreement during the first quarter of fiscal 1993 to redeem $100 million of its 10.55% senior notes for a $7 million cash premium paid in March, 1993. The redemption premiums, net of related tax benefits, are reflected in the Condensed Consolidated Statements of Income as an "Extraordinary Item".

(5)  CAPITAL STOCK:
     --------------
     During the first quarter of fiscal 1994, pursuant to the ARA Ownership Program, employees purchased 652,128 shares or $3.9 million of Class B Common Stock for $2.8 million cash plus $1.1 million of deferred payment obligations.

(6)  SUPPLEMENTAL CASH FLOW INFORMATION:
     -----------------------------------
     The Company made interest payments of $20.6 million and $21.1 million and income tax payments of $9.5 million and $8.5 million during the first quarter of fiscal 1994 and 1993, respectively. During the first quarter of fiscal 1994, the Company purchased $2.2 million of its Class B Common Stock, issuing $0.6 million in subordinated installment notes as partial consideration, and contributed $3.4 million of Class A Common Stock to its employee benefit plans.

(7)  ARA SERVICES, INC. AND SUBSIDIARIES:
     ------------------------------------
     The following financial information has been summarized from the separate consolidated financial statements of ARA Services, Inc. (a wholly owned subsidiary of The ARA Group, Inc.) and the subsidiaries which it currently owns. ARA Services, Inc. is the borrower under the revolving credit facility and certain other senior debt agreements and incurs the interest expense thereunder. This interest expense is only partially allocated to all of the other subsidiaries of The ARA Group, Inc.

                                          For the Three Months Ended
                                          --------------------------
                                           December 31,   January 1,
                                              1993           1993
                                           ------------   ----------
                                                 (in millions)

     Revenues                               $715.5          $673.4
     Cost of services provided               670.0           628.0
     Income before cumulative effect of
      change in accounting for income
      taxes and extraordinary item             5.4             6.7
     Cumulative effect of change in
      accounting for income taxes              0.3               -
     Extraordinary item                          -             4.3
     Net income                                5.1             2.4


                                           December 31,    October 1,
                                              1993           1993
                                           ------------   ----------
                                                 (in millions)
     Current assets                         $  348.2       $  339.9
     Noncurrent assets                       1,303.3        1,221.2
     Current liabilities                       405.7          364.6
     Noncurrent liabilities                  1,170.8        1,126.1
     Minority interest                          18.1           18.1

               THE ARA GROUP, INC. AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------
Overview
- --------
     Revenues of $1.3 billion for the first quarter of fiscal 1994 were 6% higher than the comparable prior year. First quarter operating income of $61.5 million was 2% higher than the comparable prior year period. Excluding the fiscal 1993 $3.6 million other income described in note 2, operating income increased 8%.

     First quarter interest expense declined $3.3 million or 10% due primarily to the favorable impact of refinancing certain of the Company's long-term notes and subordinated debentures. The first quarter net income for fiscal 1994 and 1993 includes an extraordinary item due to early extinguishments of debt of $.7 million and $4.3 million, respectively. Fiscal 1994 first quarter net income also reflects a $1.3 million cumulative effect adjustment for the change in method of accounting for income taxes. See notes 3 and 4 to the condensed consolidated financial statements. Income before the extraordinary item and cumulative effect adjustment was $18.4 million or 14% higher than the prior year.

Segment Results
- ---------------
     Food, Leisure and Support Services segment revenues increased 5% due to new accounts in domestic food business, new arena contracts, and the September
1993 acquisition of a Spanish food service company.   Uniform Services segment
revenues increased 12% reflecting increased volume at uniform rental operations and WearGuard. Revenues for the Health and Education Services segment increased 9% due to new contracts, higher volume at existing accounts at Spectrum Healthcare Services and continued enrollment growth at Children's World. The Distributive Services segment recorded a 4% increase in revenues resulting from the favorable impact of higher unit volume of magazines in certain geographical areas.

     Food, Leisure and Support Services segment operating income increased 3% due to the positive effects of higher revenues partially offset by lower operating margins due to somewhat higher costs. Uniform Services operating income increased 11% due to the higher revenues. Operating income for the Health and Education Services segment increased 2% due primarily to the higher segment revenues and operating efficiencies at Children's World partially offset by an increase in costs incurred at Spectrum Healthcare Services. The Distributive Services segment recorded a 12% increase in operating income as higher revenues coupled with operating efficiencies resulted in improved profits.

     On January 17, 1994, Southern California, where the Company operates a number of facilities, experienced a significant earthquake. The damage to the Company's facilities and the related interruption in business were minor and will not have a material affect on results of operations or financial condition.

FINANCIAL CONDITION
- -------------------
     The Company's indebtedness increased $30 million during the first quarter of fiscal 1994 principally to finance capital expenditures and a seasonal increase in working capital. The Company currently has approximately $280 million of unused committed credit availability under its $650 million revolving credit facility.

     The Company adopted Statement of Financial Accounting Standards No. 109 ("FAS 109"), "Accounting for Income Taxes" during the first quarter of 1994. The cumulative effect of the change in method of accounting for income taxes was to reduce net income by $1.3 million ($.03 per share). See note 3 to the condensed consolidated financial statements.

                   PART II - OTHER INFORMATION



Items 1 through 4 are not applicable.
- -------------------------------------

Item 5:  None
- -------

Item 6:  Exhibits and Reports on Form 8-K
- -------  --------------------------------

        (a)   Exhibit 11 - Computation of Fully Diluted Earnings Per Share

        (b)   None

                            SIGNATURE
                            ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE ARA GROUP, INC.



                                      s/Alan J. Griffith
                                      -------------------------------
February 11, 1994                     Alan J. Griffith
                                      Controller and Chief Accounting Officer