Form 10-Q
period 1994-04-01
ARA GROUP INC
filed 1994-05-16
CIK 757523

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended April 1, 1994     Commission file number 1-8827
                               -------------                            ------

                        THE ARA GROUP, INC.
- - --------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


              Delaware                           23-2319139
- - --------------------------------------------------------------------------
   (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)          Identification Number)


      The ARA Tower
      1101 Market Street
      Philadelphia, Pennsylvania                          19107
- - --------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


                           (215) 238-3000
- - --------------------------------------------------------------------------
        (Registrant's telephone number, including area code)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes     X    No
                                       ---------    ---------
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


 Class A common stock outstanding at April 29, 1994:  2,142,596
 Class B common stock outstanding at April 29, 1994: 25,377,676
- - --------------------------------------------------------------------------

                   PART I - FINANCIAL INFORMATION

                THE ARA GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                 APRIL 1, 1994 AND OCTOBER 1, 1993
                            (Unaudited)

                           (In Thousands)

                               ASSETS
                               ------

                                                             April 1,     October 1,
                                                               1994          1993
                                                           ----------     ----------
 Current Assets:
     Cash and cash equivalents                             $   24,066     $   27,801
     Receivables                                              389,675        388,768
     Inventories, at lower of cost or market                  251,966        249,858
     Prepayments and other current assets                     124,519         63,381
                                                           ----------     ----------
         Total current assets                                 790,226        729,808
                                                           ----------     ----------
 Property and Equipment, net                                  656,207        648,379
 Goodwill                                                     441,682        446,261
 Other Assets                                                 206,126        216,193
                                                           ----------     ----------
                                                           $2,094,241     $2,040,641
                                                           ==========     ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------
 Current Liabilities:
     Current maturities of long-term borrowings            $   12,056     $   15,615
     Accounts payable                                         292,125        329,129
     Accrued expenses and other liabilities                   384,220        340,722
                                                           ----------     ----------
         Total current liabilities                            688,401        685,466
                                                           ----------     ----------
 Long-Term Borrowings                                       1,039,379      1,008,674
 Deferred Income Taxes and Other Noncurrent Liabilities       180,710        182,693
 Minority Interest                                             16,425         18,084
 Common Stock Subject to Potential Repurchase Under
    Provisions of Shareholders' Agreement                      22,572         21,651
 Shareholders' Equity Excluding Common Stock
    Subject to Repurchase:
     Class C preferred stock, redemption value $1,000          17,823         34,596
     Class A common stock, par value $.01                          21             21
     Class B common stock, par value $.01                         259            243
     Capital surplus                                           13,417           -
     Earnings retained for use in the business                133,431        104,827
     Cumulative translation adjustment                          4,375          6,037
     Impact of potential repurchase feature of
       common stock                                           (22,572)       (21,651)
                                                           ----------     ----------
         Total                                                146,754        124,073
                                                           ----------     ----------
                                                           $2,094,241     $2,040,641
                                                           ==========     ==========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                THE ARA GROUP, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                       FOR THE PERIODS ENDED
                                  APRIL 1, 1994 AND APRIL 2, 1993
                                            (Unaudited)

                              (In Thousands, Except Per Share Amounts)

                                                  For the Three Months Ended   For the Six Months Ended
                                                  --------------------------   ------------------------
                                                     April 1,      April 2,     April 1,      April 2,
                                                      1994          1993          1994          1993
                                                   ----------    ----------    ----------    ----------
 Revenues                                          $1,257,614    $1,188,456    $2,549,634    $2,403,338
                                                   ----------    ----------    ----------    ----------
 Costs and Expenses:

     Cost of services provided                      1,156,230     1,090,870     2,335,956     2,200,981
     Depreciation and amortization                     34,845        32,468        69,226        64,582
     Selling and general corporate expenses            17,069        16,044        33,472        31,718
     Other expense (income)                              -             (735)         -           (4,345)
                                                   ----------    ----------    ----------    ----------
                                                    1,208,144     1,138,647     2,438,654     2,292,936
                                                   ----------    ----------    ----------    ----------
     Operating income                                  49,470        49,809       110,980       110,402

 Interest Expense, net                                 28,275        31,244        57,756        64,062
                                                   ----------    ----------    ----------    ----------
     Income before income taxes                        21,195        18,565        53,224        46,340

 Provision for Income Taxes                             7,750         6,556        20,890        17,752

 Minority Interest                                        321           375           823           762
                                                   ----------    ----------    ----------    ----------
 Income before Cumulative Effect of Change
      in Accounting for Income Taxes and
      Extraordinary Item                               13,124        11,634        31,511        27,826
 Cumulative Effect of Change in Accounting
      for Income Taxes                                   -             -            1,277          -
 Extraordinary Item due to Early Extinguishment
      of Debt (net of income taxes)                       117          -              819         4,297
                                                   ----------    ----------    ----------    ----------
     Net income                                    $   13,007    $   11,634    $   29,415    $   23,529
                                                   ==========    ==========    ==========    ==========

 Earnings Per Share:
    Income before cumulative effect of
       change in accounting for income
       taxes and extraordinary item                      $.25          $.23          $.61          $.55
    Net income                                           $.25          $.23          $.57          $.46
                                                         ====          ====          ====          ====

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                THE ARA GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED
                  APRIL 1, 1994 AND APRIL 2, 1993
                            (Unaudited)

                           (In Thousands)

                                                           1994          1993
                                                         --------      --------
 Cash flows from operating activities:
    Net income                                           $ 29,415      $ 23,529
    Adjustments to reconcile net income to net
      cash used by operating activities:
       Depreciation and amortization                       69,226        64,582
       Income taxes deferred                               (1,818)          262
       Minority interest                                      823           762
       Extraordinary item                                     819         4,297
       Cumulative effect of accounting change               1,277          -
    Changes in noncash working capital                    (63,465)      (60,832)
    Other operating activities                             (3,579)        1,911
                                                         --------      --------
 Net cash used in operating activities                     32,698        34,511
                                                         --------      --------
 Cash flows from investing activities:
    Purchases of property and equipment                   (59,197)      (60,719)
    Disposals of property and equipment                     6,190         5,676
    Divestiture of certain businesses                       5,223          -
    Sale of investment                                      6,194        13,877
    Acquisition of certain businesses                      (6,279)      (12,267)
    Other investing activities                             (2,048)       (5,606)
                                                         --------      --------
 Net cash used in investing activities                    (49,917)      (59,039)
                                                         --------      --------
 Cash flows from financing activities:
    Proceeds from additional long-term borrowings          52,863        49,058
    Payment of long-term borrowings including premiums    (27,082)      (21,004)
    Proceeds from issuance of common stock                 10,584         8,440
    Repurchase of stock                                   (21,435)      (12,926)
    Other financing activities                             (1,446)       (1,613)
                                                         --------      --------
 Net cash provided by financing activities                 13,484        21,955
                                                         --------      --------
 Decrease in cash and cash equivalents                     (3,735)       (2,573)
 Cash and cash equivalents, beginning of period            27,801        23,785
                                                         --------      --------
 Cash and cash equivalents, end of period                $ 24,066      $ 21,212
                                                         ========      ========

       The accompanying notes are an integral part of these condensed consolidated financial statements.

                THE ARA GROUP, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 (1) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
     --------------------------------------------
     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The results of operations for the interim periods are not necessarily indicative of the results for a full year. The Company develops operating income projections for each of its lines of business and evaluates the recoverability and amortization period of goodwill using these projections. Based on management's current assessment, the estimated remaining useful life of goodwill is appropriate and the remaining balance is fully recoverable.

 (2) OTHER EXPENSE (INCOME):
     -----------------------
     During the first six months of fiscal 1993, the Company sold 768,000 shares of stock of Living Centers of America, Inc. for $13.9 million. Other expense (income) in fiscal 1993 includes gains on the sale of stock of $6.8 million and a $2.5 million addition to the claims and litigation reserve in the second quarter.

 (3) EARLY EXTINGUISHMENT OF DEBT:
     -----------------------------
     During the first six months of fiscal 1994, the Company redeemed $13.4 million of its 12.5% subordinated debentures for total cash premiums of $1.2 million. During the first six months of fiscal 1993, the Company repurchased $100 million of its 10.55% senior notes for a $7 million cash premium and issued $100 million of 8.25% senior notes. For the first six months of fiscal 1994 and 1993, the redemption premiums (net of applicable income tax benefits of $0.5 million and $2.7 million, respectively), are reflected in the Condensed Consolidated Statements of Income as an "Extraordinary Item".

 (4) CAPITAL STOCK:
     --------------
     During the first six months of fiscal 1994, pursuant to the ARA Ownership Program, employees purchased 2,371,195 shares or $14.5 million of Class B Common Stock for $10.6 million of cash plus $3.9 million of deferred payment obligations.

 (5) SUPPLEMENTAL CASH FLOW INFORMATION:
     -----------------------------------
     The Company made interest payments of $54.5 million and $63.2 million and income tax payments of $23.9 million and $18.8 million during the first six months of fiscal 1994 and 1993, respectively. During the first six months of fiscal 1994, the Company purchased $16.8 million of its Preferred Stock and $5.3 million of its Common Stock, issuing $1.0 million in subordinated installment notes as partial consideration, and contributed $3.4 million of Class A Common Stock to its employee benefit plans.

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 (6) ARA SERVICES, INC. AND SUBSIDIARIES:
     ------------------------------------
     The following financial information has been summarized from the separate consolidated financial statements of ARA Services, Inc. (a wholly owned subsidiary of The ARA Group, Inc.) and the subsidiaries which it currently owns. ARA Services, Inc. is the borrower under the revolving credit facility and certain other senior debt agreements and incurs the interest expense thereunder. This interest expense is only partially allocated to all of the other subsidiaries of The ARA Group, Inc.

                                 For the Three Months Ended   For the Six  Months Ended
                                 --------------------------   -------------------------
                                     April 1,   April 2,         April 1,   April 2,
                                       1994       1993             1994       1993
                                     --------   --------         --------   --------
                                                     (in thousands)
 Revenues                             $707.7     $675.0          $1,423.2    $1,348.4
 Cost of services provided             665.5      635.1           1,335.5     1,263.1
 Income before cumulative effect of
    change in accounting for income
    taxes and extraordinary item         2.8        2.5               8.2         9.2
 Cumulative effect of change in
    accounting for income taxes          -          -                 0.3        -
 Extraordinary item                      -          -                 -           4.3
 Net income                              2.8        2.5               7.9         4.9

                               April 1,       October 1,
                                 1994            1993
                               --------       ----------
                                     (in thousands)
 Current assets               $   342.8       $   339.9
 Noncurrent assets              1,289.6         1,221.2
 Current liabilities              382.8           364.6
 Noncurrent liabilities         1,174.6         1,126.1
 Minority interest                 16.4            18.1

                THE ARA GROUP, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           RESULTS OF OPERATIONS AND FINANCIAL CONDITION


 RESULTS OF OPERATIONS
 ---------------------
 Overview
 --------
     Revenues of $1.3 billion and $2.5 billion for the second quarter and six months, respectively, were 6% higher than the comparable prior year periods. Operating income for the second quarter of $49.5 million was approximately the same as the prior year quarter. For the six month period, operating income of $111.0 million was also approximately the same as the prior year period. Excluding the fiscal 1993 other income of $0.7 million for the three months and $4.3 million for the six months, operating income increased 1% and 5%, respectively, over the comparable prior year periods. See note 2 to the condensed consolidated financial statements. The Company's operating margin for the six months, excluding the 1993 other income, was 4.4% for both periods.

     Interest expense decreased 10% for the three and six month periods due primarily to the favorable impact of refinancing certain of the Company's long-term notes and subordinated debentures. Income before cumulative effect of change in accounting for income taxes and extraordinary item for the three and six months increased 13% versus 1993. Net income for the six months includes a $1.3 million cumulative effect adjustment for a change in method of accounting for income taxes. Extraordinary items for the six month period in fiscal 1994 and 1993 equaled $0.8 million and $4.3 million, respectively. See note 3 to the condensed consolidated financial statements.

 Segment Results
 ---------------
     Food, Leisure and Support Services segment revenues increased 5% for the three and six month periods due to new domestic food service accounts, new arena and convention center contracts and the September 1993 acquisition of a Spanish food service company partially offset by a 1% revenue decline due to the unfavorable effect of currency exchange rates. Uniform Services segment revenues increased 11% for the three and six months reflecting increased volume from uniform rental operations and WearGuard. Health and Education Services segment revenues increased 7% and 8%, respectively, for the three and six month periods due primarily to new contracts and higher base business volume at Spectrum Healthcare and continued enrollment growth at Children's World. The Distributive Services segment posted revenue increases of 2% and 3% for the three and six month periods, respectively, due to volume increases in certain geographical areas.

     Food, Leisure and Support Services segment operating income increased 10% and 5% for the three and six month periods, respectively, compared to the prior year due to higher revenues plus the positive effect of lower off-season costs at certain recreational facilities. Uniform Services segment operating income increased 8% and 10% for the respective three and six month periods primarily due to increased sales volume partially offset by somewhat higher operating costs at uniform rental operations. Health and Education segment operating income increased 10% for the second quarter and 7% for the six months due primarily to higher revenues. Distributive Services segment operating income for the three months approximated the prior year as the favorable impact of higher revenues was offset by higher costs incurred as a result of the January, 1994 California earthquake. Operating income for this segment increased 6% for the six months due to higher revenues combined with first quarter operating efficiencies.

 FINANCIAL CONDITION
 -------------------
     The Company's indebtedness increased $27 million during the first six months of fiscal 1994 principally to finance capital expenditures, seasonal working capital requirements and stock repurchases. Stock repurchases of $21 million include $17 million of preferred stock repurchases. The Company currently has approximately $240 million of unused committed credit available under its $650 million revolving credit facility.

                    PART II - OTHER INFORMATION


 Item 1:  Not Applicable.
 -------

 Item 2: The Restated Certificate of Incorporation was amended to ------- eliminate the requirement of a supermajority vote of directors for certain Board actions and to provide for certain other matters.

 Item 3:  Not Applicable.
 -------

 Item 4:  (a)  The Annual Meeting of Stockholders was held on January 11,
 -------       1994.


          (b)  Not Applicable.


          (c) A proposal to amend the Restated Certificate of Incorporation to eliminate the requirement of a supermajority vote of directors for certain Board actions and to provide for certain other matters was voted upon and approved at the meeting. There were 23,843,155 affirmative votes and 205,917 negative or abstained votes cast with respect to this matter.

          (d)  Not Applicable.


 Item 5:  Not Applicable.
 -------
 Item 6:  Exhibits and Reports on Form 8-K
 -------  --------------------------------
          (a)(1)Exhibit 3 - Restated Certificate of Incorporation

             (2)Exhibit 11 - Computation of Fully Diluted Earnings Per
                             Share


          (b)None

                             SIGNATURE
                             ---------

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE ARA GROUP, INC.

                                         s/Alan J. Griffith
                                         ---------------------------------
                                         Alan J. Griffith
 May 16, 1994                            Controller and Chief Accounting
                                         Officer