Form 10-Q
period 1994-07-01
ARA GROUP INC
filed 1994-08-15
CIK 757523

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended July 1, 1994   Commission  file number 1-8827
                               ------------                           ------

                        THE  ARA GROUP, INC.
   ------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


   Delaware                                      23-2319139
   ------------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)


   The ARA Tower
   1101 Market Street
   Philadelphia, Pennsylvania                       19107
   ------------------------------------------------------------------------
 (Address of principal executive offices)              (Zip Code)


                          (215) 238-3000
   ------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes         X        No
                            -------------       --------------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   Class A common stock outstanding at July 29, 1994:   2,104,347
   Class B common stock outstanding at July 29, 1994:  24,707,847

   ------------------------------------------------------------------------

                                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                THE ARA GROUP, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)

                                           (In Thousands)

                                               ASSETS
                                               ------
                                                                           July 1,           October 1,
                                                                            1994                1993
                                                                           -------           ----------
Current Assets:
    Cash and cash equivalents                                          $     38,750        $     27,801
    Receivables                                                             410,163             388,768
    Inventories, at lower of cost or market                                 246,897             249,858
    Prepayments and other current assets                                     88,529              63,381
                                                                         ----------          ----------
          Total current assets                                              784,339             729,808
                                                                         ----------          ----------
Property and Equipment, net                                                 663,071             648,379
Goodwill                                                                    437,145             446,261
Other Assets                                                                201,668             216,193
                                                                         ----------          ----------
                                                                         $2,086,223          $2,040,641
                                                                         ==========          ==========
                                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                   ------------------------------------
Current Liabilities:
    Current maturities of long-term borrowings                         $     10,847       $      15,615
    Accounts payable                                                        300,835             329,129
    Accrued expenses and other liabilities                                  376,818             340,722
                                                                         ----------          ----------
          Total current liabilities                                         688,500             685,466
                                                                         ----------          ----------
Long-Term Borrowings                                                      1,018,563           1,008,674
Deferred Income Taxes and Other Noncurrent Liabilities                      184,255             182,693
Minority Interest                                                            16,810              18,084
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                                     23,186              21,651

Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
    Class C preferred stock, redemption value $1,000                         17,617              34,596
    Class A common stock, par value $.01                                         21                  21
    Class B common stock, par value $.01                                        247                 243
    Earnings retained for use in the business                               154,250             104,827
    Cumulative translation adjustment                                         5,960               6,037
    Impact of potential repurchase feature of common stock                  (23,186)            (21,651)
                                                                         ----------          ----------
          Total                                                             154,909             124,073
                                                                         ----------          ----------
                                                                         $2,086,223          $2,040,641
                                                                         ==========          ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            THE ARA GROUP, INC. AND SUBSIDIARIES
                                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                         (Unaudited)

                                                          (In Thousands, Except Per Share Amounts)

                                                       For the Three Months Ended                   For the Nine Months Ended
                                                  ---------------------------------            --------------------------------
                                                      July 1,              July 2,                 July 1,             July 2,
                                                       1994                 1993                    1994                1993
                                                  ------------         ------------            ------------        ------------
Revenues                                            $1,309,085           $1,242,155              $3,858,719          $3,645,493
                                                  ------------         ------------            ------------        ------------
Costs and Expenses:

     Cost of services provided                       1,185,363            1,124,615               3,521,319           3,325,596
     Depreciation and amortization                      34,362               32,986                 103,588              97,568
     Selling and general corporate expenses             15,947               16,140                  49,419              47,858
     Other expense (income)                               -                    (190)                      -              (4,535)
                                                  ------------         ------------            ------------        ------------
                                                     1,235,672            1,173,551               3,674,326           3,466,487
                                                  ------------         ------------            ------------        ------------
     Operating income                                   73,413               68,604                 184,393             179,006

Interest Expense, net                                   26,352               29,499                  84,108              93,561
                                                  ------------         ------------            ------------        ------------
     Income before income taxes                         47,061               39,105                 100,285              85,445

Provision for Income Taxes                              19,572               16,481                  40,462              34,233

Minority Interest                                          368                  344                   1,191               1,106
                                                  ------------         ------------            ------------        ------------
Income before Cumulative Effect of Change
     in Accounting for Income Taxes and
     Extraordinary Item                                 27,121               22,280                  58,632              50,106

Cumulative Effect of Change in Accounting
     for Income Taxes                                        -                    -                   1,277                   -

Extraordinary Item due to Early Extinguishment
     of Debt (net of income taxes)                       2,518                  902                   3,337               5,199
                                                  ------------         ------------            ------------        ------------
       Net income                                 $     24,603         $     21,378            $     54,018        $     44,907
                                                  ============         ============            ============        ============
Earnings Per Share:
   Income before cumulative effect of change in
    accounting for income taxes and extraordinary item    $.53                 $.44                   $1.15                $.98
   Net income                                             $.48                 $.42                   $1.05                $.87
                                                          ====                 ====                   =====                ====
The accompanying notes are an integral part of these condensed consolidated financial statements.

                                            THE ARA GROUP, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)

                                                       (In Thousands)
                                                                                        For the Nine Months Ended
                                                                                     ---------------------------------
                                                                                      July 1,                 July 2,
                                                                                       1994                     1993
                                                                                     --------                 --------
Cash flows from operating activities:
     Net income                                                                      $ 54,018                 $ 44,907
     Adjustments to reconcile net income to net
       cash provided by operating activities:
            Depreciation and amortization                                             103,588                   97,568
            Income taxes deferred                                                      (4,099)                     240
            Minority interest                                                           1,191                    1,106
            Cumulative effect of accounting change                                      1,277                        -
            Extraordinary item                                                          3,337                    5,199
     Changes in noncash working capital                                               (41,417)                 (21,632)
     Other operating activities                                                        (6,759)                   2,992
                                                                                     --------                 --------
Net cash provided by operating activities                                             111,136                  130,380
                                                                                     --------                 --------
Cash flows from investing activities:
     Purchases of property and equipment                                              (93,931)                 (95,125)
     Disposals of property and equipment                                                7,705                    8,422
     Divestiture of certain businesses                                                  6,887                        -
     Sale of investment                                                                 6,194                   15,945
     Acquisition of certain businesses                                                 (9,839)                 (13,449)
     Other investing activities                                                          (755)                  (5,002)
                                                                                     --------                 --------
Net cash used in investing activities                                                 (83,739)                 (89,209)
                                                                                     --------                 --------
Cash flows from financing activities:
     Proceeds from additional long-term borrowings                                     87,168                  107,170
     Payment of long-term borrowings including premiums                               (84,393)                 (89,536)
     Proceeds from issuance of common stock                                            12,060                    9,308
     Repurchase of stock                                                              (29,305)                 (42,423)
     Payment of special dividend                                                            -                  (24,157)
     Other financing activities                                                        (1,978)                  (3,015)
                                                                                     --------                 --------
Net cash used in financing activities                                                 (16,448)                 (42,653)
                                                                                     --------                 --------
Increase (decrease) in cash and cash equivalents                                       10,949                   (1,482)
Cash and cash equivalents, beginning of period                                         27,801                   23,785
                                                                                     --------                 --------
Cash and cash equivalents, end of period                                             $ 38,750                 $ 22,303
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

(2)  OTHER EXPENSE (INCOME):
     -----------------------
     During the first nine months of fiscal 1993, the Company sold all of its remaining 864,000 shares of stock of Living Centers of America, Inc. for $15.9 million. Other expense (income) in fiscal 1993 includes the gain from the sale of this investment of $8.0 million and a $3.5 million addition to the claims and litigation reserve.

(3)  EARLY EXTINGUISHMENT OF DEBT:
     -----------------------------
     Through July 1, 1994, the Company has redeemed $65.8 million of its 12.5% subordinated debentures ($52.4 million in the fiscal third quarter). As a result of cash premiums paid in connection with the redemption, the Company recorded an extraordinary item of $3.3 million and $2.5 million (net of tax benefit of $2.2 million and $1.7 million) for the nine month and three month periods ended July 1, 1994, respectively. In July, 1994 the Company redeemed the remaining $116.3 million of 12.5% debentures outstanding and will record an extraordinary item for debt extinguishment of $4.3 million (net of tax benefit of $2.9 million) in the fiscal 1994 fourth quarter. The debt extinguishments were financed through additional borrowings under the Company's revolving credit facility.

     During the first nine months of fiscal 1993, the Company repurchased $100 million of its 10.55% senior notes (issuing $100 million of 8.25% senior notes) and redeemed $12.3 million of its 12.5% subordinated debentures. As a result of cash premiums paid in connection with these transactions the Company recorded an extraordinary item of $5.2 million (net of tax benefit of $3.3 million).

(4)  REVOLVING CREDIT AGREEMENT
     --------------------------
     Subsequent to July 1, 1994, the revolving credit facility was amended to, among other matters, increase the maximum borrowing limit from $650 million to $800 million, and extend the final maturity to October 2001.

(5)  CAPITAL STOCK:
     --------------
     During the first nine months of fiscal 1994, pursuant to the ARA Ownership Program, employees purchased 2,555,606 shares or $16.1 million of Class B Common Stock for $12.1 million of cash plus $4.0 million of deferred payment obligations.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(6)  SUPPLEMENTAL CASH FLOW INFORMATION:
     -----------------------------------
     The Company made interest payments of $76.1 million and $80.3 million and income tax payments of $38.4 million and $26.7 million during the first nine months of fiscal 1994 and 1993, respectively. During the first nine months of fiscal 1994, the Company repurchased $17.0 million of its Preferred Stock and $24.3 million of its Common Stock, issuing $11.9 million in subordinated installment notes as partial consideration, and contributed $3.5 million of Class A Common Stock to its employee benefit plans.


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

                                For the Three Months Ended  For the Nine Months Ended
                                --------------------------  -------------------------
                                  July 1,         July 2,      July 1,       July 2,
                                   1994            1993         1994          1993
                                   ----            ----         ----          ----
                                                         (in millions)
Revenues                          $681.8          $643.7     $2,105.0       $1,992.1
Cost of services provided          642.8           607.8      1,978.3        1,870.9
Income before cumulative effect of
   change in accounting for income
   taxes and extraordinary item      2.1             1.5         10.3           10.7
Cumulative effect of change in
   accounting for income taxes         -               -          0.3              -
Extraordinary item                     -               -            -            4.3
Net income                           2.1             1.5         10.0            6.4

                                 July 1,   October 1,
                                  1994        1993
                                ------     ----------
                                   (in millions)

Current assets                $   331.6    $   339.9
Noncurrent assets               1,259.2      1,221.2
Current liabilities               365.9        364.6
Noncurrent liabilities          1,147.1      1,126.1
Minority interest                  16.8         18.1

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- - ---------------------

Overview
- - --------
     Revenues of $1.3 billion for the third quarter and $3.9 billion for the nine month period increased 5% and 6%, respectively, over the comparable prior year periods. Operating income for the third quarter was 7% higher than the prior year quarter. Operating income for the nine months increased
3% over  the  comparable  prior  year  period.   Excluding fiscal 1993 "other
income" of $4.5 million, operating income increased 6% for the nine months. (See note 2 to the condensed consolidated financial statements). The Company's operating margin for the nine months of both fiscal 1994 and 1993, was 4.8%

     Interest expense for the three and nine month periods decreased 11% and 10%, respectively, compared to the prior year due primarily to the favorable impact of refinancing certain of the Company's long-term notes and subordinated debentures. Income before cumulative effect of change in accounting for income taxes and extraordinary item for the third quarter and nine months increased 22% and 17%, respectively. Net income for the nine months includes a $1.3 million cumulative effect adjustment for a change in method of accounting for income taxes. Extraordinary items attributed to the early extinguishment of debt equaled $2.5 million and $0.9 million for the third quarter of fiscal 1994 and 1993, respectively, and $3.3 million and $5.2 million for the nine months of fiscal 1994 and 1993, respectively See note 3 to the condensed consolidated financial statements.

Segment Results
- - ---------------
     Food, Leisure and Support Services segment revenues increased 4% and 5%, respectively, for the three and nine month periods due to new domestic food service accounts, new arena and convention center contracts and the September 1993 acquisition of a Spanish food service company, partially offset by a 1% revenue decline due to the unfavorable effect of currency exchange rates. Uniform Services segment revenues increased 11% for the three and nine months reflecting increased volume from uniform rental operations and WearGuard. Health and Education Services segment revenues increased 8% for the three and nine month periods due primarily to new contracts and higher base business volume at Spectrum Healthcare and continued enrollment growth at Children's World. The Distributive Services segment revenues increased approximately 2% for the three and nine month periods due to volume increases in certain geographical areas.

     Food, Leisure and Support Services segment operating income increased 11% and 8% for the three and nine month periods, respectively, due to higher revenues plus the positive effect of lower operating costs at certain recreational facilities. Uniform Services segment operating income increased 6% and 8% for the respective three and nine month periods primarily due to increased sales volume partially offset by the impact of somewhat higher operating and marketing costs. Health and Education segment operating income increased 13% for the third quarter and 9% for the nine months due primarily to higher revenues. Distributive Services segment third quarter operating income was about equal to the prior year due to higher operating costs offsetting the effect of the revenue growth. Operating income for this segment increased 3% for the nine month period due to higher revenues combined with first quarter operating efficiencies. On August 12, 1994, the Major League Baseball Players Association went on strike resulting in an interruption at the stadiums where the Company provides food service. Due to the uncertainty about the length of the strike at this time, the Company cannot determine the financial impact.

FINANCIAL CONDITION
- - -------------------
     During the first nine months of fiscal 1994, cash flow generated from operating activities principally financed seasonal working capital requirements, capital expenditures and stock repurchases. Indebtedness increased $5 million during the nine months ended July 1, 1994.

     During July 1994, the Company amended its revolving credit agreement and redeemed its remaining $116.3 million of 12.5% debentures - see notes 3 and 4 to the condensed consolidated financial statements. The Company currently has approximately $315 million of unused committed credit (after the July 1994 redemption of the 12.5% debentures) available under its $800 million revolving credit facility.

     The Company has announced plans for a tender offer for the remaining minority interest of its Canadian subsidiary. The tender offer is expected to be completed by calendar yearend and the investment will approximate $30 million.

                         PART II - OTHER INFORMATION


Items 1 through 4 are not applicable.
- - -------------------------------------

Item 5:    None.
- - -------

Item 6:    Exhibits and Reports on Form 8-K
- - -------
           (a)  (1) Exhibit  11  -  Computation  of Fully Diluted Earnings
                                    Per Share

                (2) Exhibit 23 - Consent of Independent Securities Appraiser


           (b)  None

                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE ARA GROUP, INC.



                                       s/Alan J. Griffith
                                       ---------------------------------------
                                       Alan J. Griffith
August 15, 1994                        Controller and Chief Accounting Officer