Form 10-K
period 1994-09-30
ARA GROUP INC
filed 1994-11-28
CIK 757523

                                                                     1994 10-K
===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

/X/ Annual report pursuant to section 13 or 15(d) of the Securities Exchange
       Act of 1934 for the fiscal year ended September 30, 1994 or
/ / Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ________ to
       __________

Commission file number:    1-8827

                              ARAMARK CORPORATION
             (Exact name of registrant as specified in its charter)

      Delaware                                          23-2319139
(State of incorporation)                   (I.R.S. Employer Identification No.)

                                 ARAMARK Tower
                               1101 Market Street
                        Philadelphia, Pennsylvania 19107
                    (Address of principal executive offices)

                         Telephone Number: 215-238-3000

                              The ARA Group, Inc.
                  (Former name, if changed since last report)
                          --------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                                     Name Of Each Exchange
       Title Of Each Class                           On Which Registered
       -------------------                          ----------------------

13% Subordinated Debentures Due 1997              Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
       Class B Common Stock, $.01 par value
       Adjustable Rate Callable Nontransferable Series C Preferred Stock,
          $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the voting stock held by nonaffiliates: $554 million

Common stock outstanding at October 28, 1994:
     Class A Common stock -  2,074,947 shares
     Class B Common stock - 24,233,590 shares

Documents incorporated by reference: Portions of the registrant's Proxy Statement for the 1995 annual meeting of stockholders are incorporated by reference in Part III of this Report.
===============================================================================

       Effective as of October 10, 1994, The ARA Group, Inc. changed its name to ARAMARK Corporation, and ARA Services, Inc. changed its name to ARAMARK Services, Inc. There was no change in ownership or control of the Company. As used herein, references to the "Company" shall mean ARAMARK Corporation and its subsidiaries (including ARAMARK Services, Inc.) unless the context otherwise requires. References to "ARAMARK" shall mean ARAMARK Services, Inc. and its subsidiaries unless the context otherwise requires.

                                     PART I

Item 1.      Business

Description of Business Segments

       The Company is engaged in providing or managing services, including food, leisure and support services, uniform services, health and education services and distributive services. ARAMARK was organized in 1959 in Delaware. The Company was formed in September 1984 by the management of ARAMARK and acquired ARAMARK in December 1984 through a merger.

       The Company provides most of its services in the United States. The Company also conducts operations, primarily the management of food services, in Belgium, Canada, the Czech Republic, Germany, Hungary, Japan, Korea, Mexico, Spain and the United Kingdom.

       Financial information by business segment and geographic area appears in note 11 to the consolidated financial statements. The businesses of the Company have been grouped into the segments described below.

Food, Leisure & Support Services

       The Company provides food, refreshment, specialized dietary and support services (including maintenance and housekeeping) to business, educational, governmental and medical institutions. These services (and to a lesser extent, merchandise operations) are also provided at leisure and other public facilities such as convention centers, stadiums, parks, arenas, race tracks and recreational facilities.

       Food, refreshment, specialized dietary and support services are operated at customer locations generally under contracts of indefinite duration which may be subject to termination by either party. However, food and related services at leisure and other public facilities generally are for fixed contract terms well in excess of one year. The Company's food, leisure and support services are performed under various financial arrangements including a management-fee basis and a profit-and-loss basis. See note 2 to the consolidated financial statements.

       In most instances, the equipment and facilities used in providing these services are owned by the customer. Vending machines and related equipment, however, are generally owned by the Company.

       There is a high level of competition in the food, leisure and support services business from local, regional and national companies as well as from businesses and institutions which operate their own services. This competition takes a number of different forms, including pricing, maintaining high food and service standards, and innovative approaches to marketing with a strong emphasis on securing and retaining customer accounts. The Company believes that it is a significant provider of food, leisure and support services in the United States, Spain, Germany, Belgium and Canada, but that its volume of such business is small in relation to the total market. See note 10 to the consolidated financial statements for information relating to the seasonal aspects of this business segment.

       Subsequent to yearend, the Company entered into agreements to acquire certain Food, Leisure & Support Services businesses. See note 2 to the consolidated financial statements.

Uniform Services

       The Company rents, cleans, maintains and delivers personalized work apparel and other textile items for customers throughout the United States on a contract basis. Also provided are walk-off mats, cleaning cloths, disposable towels, and other environmental control items.

       The Company also operates one of the largest direct marketers of personalized work clothing, uniforms, casual apparel and related accessories, primarily in the United States.

       Service contracts for the rental and laundering of work apparel and other textile items are for well in excess of one year and typically for an initial term of five years. Generally, the direct marketing business is conducted under an invoice arrangement with customers.

       The uniform rental services business is highly competitive in the areas in which the Company operates, with numerous competitors in each major operating area. Although no one uniform rental services company is predominant in this industry, the Company believes that it is a significant competitor.

       Competition in the sale of work clothing and related items is from numerous retailers and other direct marketers at local, regional and national levels. In this market, while the Company is a significant competitor, the Company's volume of sales is small in relation to the total market.

       The significant competitive factors in the uniform services business are the quality of services provided to customers and the prices charged for such services.

Health & Education Services

       The Company provides management services (including physician staffing and other specialized services) to hospital emergency and other departments and to military healthcare facilities and clinics as well as medical services to correctional institutions. The Company also provides child care services primarily at Company-operated facilities, and to a lesser extent on customer sites and in before and after school programs.

       Revenues from emergency and primary care management services are received generally from the hospitals and clinics at which the care is provided under contracts generally with a term of one or more years and from third party payors. Revenues from medical services to correctional institutions are received directly from governmental authorities under contracts with terms of one or more years.

       Child care services are provided to and are primarily paid for on a weekly basis directly by individual families under short-term agreements. The Company leases a significant number of its child care facilities under long-term arrangements.

       The Company believes it is a significant provider of emergency and primary care management services, medical services to correctional institutions and child care services in the United States.

       Competition in all phases of this business segment is from both national and local providers of health and education services as well as from private and public institutions which provide for their own health and education services. Significant competitive factors in the Company's health and education services businesses are the quality of care, reputation, physical appearance of facilities, the types of programs offered to the users of these services and the prices charged for such services.

Distributive Services

       The Company provides wholesale distribution of magazines, books and other printed matter. These materials are purchased from national distributors and publishers and are delivered to retail locations patronized by the general public.

       Distribution services are generally rendered under short-term agreements, which ordinarily permit the return of unsold magazines and books with full credit being given to the retailer and with the Company in turn receiving full credit from its suppliers.

       Competition in the distribution of books and periodicals exists primarily from magazine and book subscriptions, direct distribution by publishers to retailers and from other wholesale distributors. While the Company's volume of business in the distribution of books and periodicals is small in relation to the total market, the Company believes the volume of its wholesale periodical and book distribution units makes it a significant wholesale distributor.

       Subsequent to yearend the Company acquired a wholesale magazine and book distribution business. See note 2 to consolidated financial statements.

Employees

       The Company employs approximately 133,000 persons, both full and part time, including approximately 30,000 employees outside the United States. Approximately 22,700 employees in the United States are represented by various labor unions.

Item 2.      Properties

       The principal property and equipment of the Company are its service equipment and fixtures (including vehicles) and real estate.

       The service equipment and fixtures include vending, commissary, warehouse and janitorial and maintenance equipment used primarily by the food, leisure and support services segment, and laundry equipment used by the uniform services segment. The vehicles include automobiles and delivery trucks used in the food, leisure and support services segment and in the distributive services and uniform services segments. The service equipment and fixtures represent approximately 61% of the net book value of all fixed assets as of September 30, 1994.

       The Company's real estate is comprised of child care facilities, of which a significant number are held under long-term operating leases. The Company also maintains other real estate and leasehold improvements which it uses in its distributive services and uniform services segments and in commissary and distribution operations in its food, leisure and support services segment. Additional information concerning property and equipment (including other real estate leases and noncancelable lease commitments) is included in notes 1 and 8 to the consolidated financial statements. No individual parcel of real estate owned or leased is of material significance to the Company's total assets.

       See note 11 to the consolidated financial statements for information concerning the identifiable assets of the Company's business segments.

Item 3.      Legal Proceedings

       The Company and its subsidiaries are not parties to any lawsuits (other than ordinary routine litigation incidental to its business) which are material to the Company's business or financial condition. See note 8 to the consolidated financial statements for additional information concerning legal proceedings.

Item 4.      Submission of Matters to a Vote of Security Holders

       Not Applicable.

Item 4A.     Directors and Executive Officers of the Registrant




Name   (Age as of November 1, 1994)                 Office Held                                  Director/Officer Since
Joseph Neubauer (53)................................Chairman, President...................................1979
                                                     and Director
Robert J. Callander (63)............................Director..............................................1986
Alan K. Campbell (71)...............................Director..............................................1980
Ronald R. Davenport (58)............................Director..............................................1980
Davre J. Davidson (83)..............................Director..............................................1959
Philip L. Defliese (79).............................Director..............................................1979
Lee F. Driscoll, Jr. (68)...........................Director..............................................1973
Mitchell S. Fromstein (66)..........................Director..............................................1990

                                      -4-



Edward G. Jordan (64)...............................Director..............................................1980
Thomas H. Kean (59).................................Director..............................................1994
Reynold C. MacDonald (76)...........................Director..............................................1977
James E. Preston (61)...............................Director..............................................1993
Julian L. Carr, Jr. (48)............................Executive Vice President..............................1988
John R. Farquharson (56)............................Executive Vice President..............................1976
James E. Ksansnak (54)..............................Executive Vice President..............................1986
                                                      and Chief Financial Officer
William Leonard (46)................................Executive Vice President..............................1992
Martin W. Spector (56)..............................Executive Vice President,.............................1976
                                                      General Counsel and Secretary
L. Frederick Sutherland (42)........................Executive Vice President  ............................1983
Richard H. Vent (53)................................Executive Vice President..............................1982
Brian J. Gail (48)..................................Senior Vice President.................................1994
Dean E. Hill (43)...................................Vice President........................................1993
John P. Kallelis (56)...............................Vice President........................................1982
Brian G. Mulvaney (38)..............................Vice President........................................1993
Anthony J. Tanzola (55).............................Vice President........................................1976
Alan J. Griffith (40)...............................Controller and Chief..................................1994
                                                      Accounting Officer
Melvin M. Mahoney (46)..............................Treasurer.............................................1985
Joan C. Mazzotti (44)...............................Assistant Secretary and...............................1994
                                                      Associate General Counsel
Donald S. Morton (46)...............................Assistant Secretary and...............................1985
                                                      Associate General Counsel
Richard M. Thon (38)................................Assistant Treasurer  .................................1994


        The principal occupations of the Company's directors and directorships currently held by directors are as follows:

       Mr. Neubauer has been president and chief executive officer of the Company since February 1983 and the chairman since April 1984. He is a director of Bell Atlantic - Pennsylvania, Inc., Federated Department Stores, Inc., First Fidelity Bancorporation, Penn Mutual Life Insurance Co. and Versa Services Ltd.

       Mr. Callander was vice chairman of Chemical Bank from February 1987 until August 1990. He was president of Chemical Bank and Chemical Banking Corporation from August 1990 to June 1992. He is a director of Barnes Group, Inc., Beneficial Corporation, Latin American Dollar Income Fund, New Asia Fund, Omnicom Group, Inc., and Scudder World Income Opportunities Fund.

       Dr. Campbell was vice chairman of the Company from April 1984 to February 1991 and was executive vice president from December 1980 until his retirement in September 1990.

       Mr. Davenport has been the chairman and president of Sheridan Broadcasting Corporation since 1972. He is a director of Bell Atlantic - Pennsylvania, Inc.

       Mr. Davidson founded ARAMARK in 1959, and was its chief executive officer and chairman until his retirement in July 1977.

       Mr. Defliese was the chairman and managing partner of Coopers & Lybrand prior to his retirement in 1977 and is currently Professor Emeritus, Graduate School of Business, Columbia University.


       Mr. Driscoll was a partner in the Philadelphia law firm of Ballard, Spahr, Andrews & Ingersoll from January 1984 until December 1990. He is a director of Versa Services Ltd.

       Mr. Fromstein has been chief executive officer and president of Manpower Inc. since March 1976. He is a director of Manpower Inc. and ARI Network Services, Inc.

       Mr. Jordan served as the president of The American College from October 1982 until December 1987. He is a director of Acme Steel Company and Pittston, Inc.

       Former Governor Kean was the Governor of the State of New Jersey from 1982 until 1990. He has been the president of Drew University since 1990. He is a director of Amerada Hess Corporation, Bell Atlantic Corporation, Beneficial Corporation, Fiduciary Trust International and United Health Care Corporation.

       Mr. MacDonald serves as a consultant to Acme Steel Company. He was chairman of Acme Steel Company from June 1986 until May 1992. He is a director of Acme Steel Company and Kaiser Resources.

       Mr. Preston has been the chairman, president, chief executive officer and a director of Avon Products, Inc. since 1989. He is a director of F. W. Woolworth Company and Reader's Digest Association.

 Except as set forth below, the principal occupations of the executive officers throughout the past five years have been the performance of the functions of the corporate offices shown above.

       Mr. Carr was vice president of the Company from November 1988 until February 1991 when he was elected to his current position.

       Mr. Farquharson was vice president of the Company from 1976 until February 1991 when he was elected to his current position.

       Mr. Gail was elected senior vice president of the Company in August 1994. Prior to joining the Company in May 1994, he was president and chief executive officer and prior thereto senior vice president of FCB - Philadelphia.

       Mr. Ksansnak was senior vice president of the Company from May 1986 until February 1991 when he was elected to his current position.

       Mr. Leonard was president of ARAMARK Uniform Services from 1984 until March 1992 when he was elected to his current position.

       Mr. Sutherland was vice president and treasurer of the Company from 1983 until February 1991 when he was elected senior vice president. In May 1993 he was elected to his current position.

       Mr. Vent was vice president of the Company from 1982 until February 1991 when he was elected to his current position.

       Mr. Hill was elected vice president of the Company in January 1993. Prior to joining the Company in 1993, he was vice president of Farley Industries, Inc. and Fruit of the Loom, Inc.

       Mr. Mulvaney was vice president of ARAMARK Uniform Services from 1988 until February 1993 when he was elected to his current position.

       Mr. Tanzola was vice president and controller of the Company from 1978 until 1993 when he assumed new responsibilities as vice president, controls.

       Mr. Griffith was assistant controller of the Company from May 1985 until November 1991 when he became the director of corporate planning. In December 1993 he became controller and chief accounting officer of the Company.

       Mr. Mahoney was elected treasurer of the Company in February 1991. He had been assistant treasurer since 1985.

       Mr. Thon was elected assistant treasurer of the Company in August 1994. Previously he held various treasury analyst positions since joining the Company in 1987.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

       There are currently 1,147 record holders of Class B common stock of the Company, all of whom are employees or directors of the Company (or members of their families or trusts created by them). There are currently 132 record holders of the Class A common stock of the Company, all of whom are institutional investors, Company benefit plans or individuals not employed by the Company.

       There is no established public trading market for the common stock of the Company. However, employees of the Company are able to sell shares of common stock through various programs maintained by the Company. See note 7 to the consolidated financial statements for information regarding the Company's shareholders' agreement.

       Under the Company's primary credit agreement, there are various covenants that restrict the amount of cash dividends that may be paid to the holders of outstanding common stock of the Company and which also limit the amount of funds that may be transferred by ARAMARK to the Company for such purpose. See note 4 to the consolidated financial statements.

Item 6.      Selected Financial Data

       The following table presents summary consolidated financial data for the Company. The following data should be read in conjunction with the consolidated financial statements and the related notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition, each included elsewhere herein.


                                                              ARAMARK Corporation and Subsidiaries
                                                   --------------------------------------------------------------
                                                                 Fiscal Year Ended on or near
                                                                       September 30
                                                   ----------------------------------------------------------------
                                                   1994           1993          1992(1)         1991            1990
                                                  ------         ------        --------        ------           -----
                                                        (In millions, except per share amounts and ratios)
Income Statement Data:
Revenues......................................     $5,161.6     $4,890.7         $4,865.3      $4,774.4        $4,595.5
Earnings before interest
  and income taxes( 2) .......................        272.0        268.9            261.6         260.2           257.0
Interest expense, net.........................        108.5        125.7            137.9         142.3            49.8
Income before extraordinary item
   and cumulative effect of
   change in accounting for income
   taxes (3)..................................         95.0         84.3             70.7          64.2           51.8
Net income....................................         86.1         77.1             67.4          64.2           51.8
Earnings per share: (4).......................
   Income before extraordinary item
     and cumulative effect of
     change in accounting for income
     taxes ( 3)...............................        $1.87        $1.64            $1.40         $1.23            $.91
   Net income.................................        $1.69        $1.49            $1.33         $1.23            $.91
Ratio of earnings to fixed charges (5)........          2.1x         1.9x             1.7x          1.6x            1.5x
Balance Sheet Data (at period end):
Total assets..................................     $2,122.0     $2,040.6         $2,005.0      $2,002.6        $1,917.2
Long-term borrowings: (6)
   Senior......................................       691.5        533.8            629.5         722.1           728.7
   Subordinated................................       290.4        474.9            413.5         415.1           369.1
Common stock subject to potential
   repurchase (7)..............................        20.8         21.7             20.4          17.7            17.5
Shareholders' equity...........................       182.6        124.1            103.8          40.6            49.3


- ------------------------------------
       (1) Fiscal 1992 is a fifty-three week period. See note 1 to the consolidated financial statements.
       (2)   See note 2 to the consolidated financial statements.
       (3)   See notes 3 and 6 to the consolidated financial statements.
       (4) Based on weighted average shares of common stock outstanding for all periods. See note 1 to the consolidated financial statements.
       (5) For the purposes of determining the ratio of earnings to fixed charges, earnings include pre-tax income plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals).
       (6)   See note 4 to the consolidated financial statements.
       (7)   See note 7 to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Fiscal 1994 Compared to Fiscal 1993

      Overview. Revenues for the fiscal year ended September 30, 1994 were $5.2 billion, a 6% increase over fiscal 1993. Earnings before interest and taxes of $272 million increased 1% compared to the prior year. Each of the Company's business segments reflected improvements in operating earnings. However, the 1994 results were adversely impacted by the Major League Baseball strike in the United States and Canada and costs associated with several corporate development and strategic initiatives, including costs related to a change in corporate identity. See note 11 to the consolidated financial statements. Earnings before interest and taxes for both fiscal 1994 and fiscal 1993 include other income of $5.8 million and $5.0 million, respectively, and in fiscal 1994 a gain of $4.7 million on the issuance of stock by an affiliate. See note 2 to the consolidated financial statements.

      The Company's operating income margin decreased to 5.2% from 5.5%. The decrease in margin is due primarily to the baseball strike and increased general corporate expenses referred to above.

      Interest expense declined $17.2 million or 14%, due primarily to lower borrowing levels and the impact of refinancing certain of the Company's indebtedness. Fiscal 1994 and 1993 net income include an extraordinary item for the early extinguishment of debt of $7.7 million and $7.2 million, respectively, as described in note 3 to the consolidated financial statements. Fiscal 1994 net income also includes a charge of $1.3 million related to the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. See note 6 to the consolidated financial statements.

      Segment Results. Food, Leisure and Support Services segment revenues were 4% greater than prior year. Increases related to new accounts, primarily in the U.S. business and education markets, and an acquisition of a company in Spain were partially offset by the effects of a divestiture in late fiscal 1993 and the baseball strike in fiscal 1994. See notes 2 and 11 to the consolidated financial statements. Uniform Services segment revenues increased 11% as a result of increased volume in both the uniform rental and direct marketing businesses. Health and Education Services segment revenues increased 9% as a result of new contracts at correctional institutions and hospitals and continued enrollment growth in the child care services business. Revenues for the Distributive Services segment increased 3% due to increased volume.

      Operating income for the Food, Leisure and Support Services segment increased 1% over the prior year. Increased earnings in the U.S. business dining market and the gain from the sale of stock of an affiliate were offset by the impact of the baseball strike, start-up costs on new contracts, and continued sluggish economic conditions in selected European markets. Depreciation and amortization in this segment increased by $9 million due to acquisition related amortization and depreciation on recent capital projects. Uniform

Services operating income increased 9% as a result of the revenue growth. Operating income for the Health and Education Services segment increased 11% due to revenue growth plus improvements in operating efficiency due to leveraging of overhead costs. Distributive Services operating income increased 7%, primarily due to increased volume with costs remaining relatively constant.

      At the time of the filing of this Annual Report, the Major League Baseball strike, as well as the National Hockey League strike continue in the U.S. and Canada. Due to the uncertainty as to the length of the strikes, the Company cannot determine the potential impact on fiscal 1995 financial results. In fiscal 1994, management estimates that consolidated operating income and income before extraordinary item would have been approximately 3% and 5% higher, respectively, had the baseball strike not occurred. See note 11 to the consolidated financial statements.

Fiscal 1993 Compared to Fiscal 1992

      Overview. Revenues for the fiscal year ended October 1, 1993 were $4.9 billion. Operating income for fiscal 1993 was $269 million, an increase of $7 million or 3% over fiscal 1992. Excluding the unfavorable impact of currency translation, revenues and operating income increased 2% and 4%, respectively, over fiscal 1992. Operating results for fiscal 1993 and fiscal 1992 include other income of $5.0 million and $4.2 million, respectively. See note 2 to the consolidated financial statements.

      The Company's operating margin increased from 5.4% in fiscal 1992 to 5.5% in fiscal 1993 reflecting declines in cost of services provided and selling and general corporate expenses as a percentage of revenues. The declines are primarily due to the favorable impact of effective controls of costs relative to revenue growth plus the impact of unusual costs included in fiscal 1992 selling and general corporate expenses in connection with a potential acquisition and several special development programs.

      Interest expense declined $12.2 million or 9% due primarily to lower interest rates and the impact of refinancing the Company's senior notes and subordinated debentures. Fiscal 1993 and 1992 net income includes an extraordinary item due to early extinguishments of debt of $7.2 million and $3.3 million, respectively. See note 3 to the consolidated financial statements for a description of the debt refinancings and extraordinary item. Income before the extraordinary item for fiscal 1993 was $84.3 million, which exceeded the prior year by 19%.

      Segment Results. Food, Leisure and Support Services segment revenues approximated prior year. The impact of new accounts in international and domestic markets for this segment was offset by the adverse effect of economic conditions in the United States and Canada on selected business dining and other accounts and a 2% revenue decline attributable to unfavorable currency exchange rates. Uniform Services segment revenues increased 15% due to the acquisition of WearGuard in fiscal 1992 and growth in volume at uniform rental operations which accounted for 3% of the increase. Health and Education Services segment revenues, excluding the revenues of Living Centers which was divested in fiscal 1992, increased 12% due primarily to new contracts at correctional institutions and hospitals, continued enrollment growth at Children's World and a fiscal 1992 acquisition of a business providing management services to hospital emergency departments. Revenues for the Distributive Services segment declined slightly due to the continued adverse effect of the economic slowdown on consumer spending particularly in southern California.

      Operating income for the Food, Leisure and Support Services segment increased 3% over the prior year. The positive effects of new business, operating efficiencies, and effective controls over product and overhead costs plus a fiscal 1993 divestiture gain, described in note 2, contributed to the increase. This was partially offset by the previously described impact of adverse economic conditions, start-up costs at new accounts, a 2% decline in operating income attributable to unfavorable currency exchange rates and the reserve established for potential adjustments described in note 2. Uniform Services operating income increased 15% due to the acquisition of WearGuard in fiscal 1992 and revenue growth coupled with higher operating margins at uniform rental operations which accounted for 6% of the increase. Depreciation and amortization expense increased by $7.5 million for this segment due primarily to the acquisition of WearGuard in fiscal 1992. Excluding the fiscal 1992 operating results and divestiture gain related to Living Centers, operating income for the Health and Education Services segment increased 4% as higher revenues plus an increase in operating income due to the fiscal 1992 acquisition described above were partially offset by higher operating costs. Distributive Services operating income declined 8% reflecting lower operating margins as a result of the impact of the economic slowdown coupled with an increase in operating costs.

FINANCIAL CONDITION AND LIQUIDITY

      Cash flows generated from operating activities during fiscal 1994 were more than sufficient to finance capital expenditures, acquisitions and common and preferred stock repurchases during the year. The Company expects to continue to fund capital expenditures, acquisitions and other liquidity needs from cash provided by operating activities, normal disposals of property and equipment and borrowings available under its credit facility. As of September 30, 1994, the Company has capital commitments of approximately $52 million related to several long-term concession contracts at stadiums and arenas.

      During fiscal 1994, the Company amended its credit facility, increasing the maximum borrowing amount from $650 million to $800 million, and extending the final maturity to October 2001. See note 4 to the consolidated financial statements. Currently the Company has approximately $325 million of unused committed credit availability under its credit facility. Subsequent to yearend, the Company has entered into definitive agreements for the acquisition of three businesses and is in the process of completing a tender offer for the remaining minority interest of its Canadian subsidiary. See note 2 to the consolidated financial statements. Although the credit availability is sufficient to fund these transactions, the Company intends to increase the amount of the credit facility to provide additional financing availability.

      During fiscal 1994, the Company redeemed $182.3 million of its 12-1/2% subordinated debentures. See note 3 to the consolidated financial statements. During fiscal 1994, the Company repurchased $17.6 million of its Series C Preferred Stock, repurchased $29.7 million of its Class B Common Stock and issued $13.2 million of subordinated installment notes as partial consideration. The Company also purchased $9.2
                                      -11-
million of its Class A Common Stock. Additionally, the Company issued $12.4 million of Class B Common Stock to eligible employees, primarily through the exercise of installment stock purchase opportunities.

Item 8.      Financial Statements and Supplementary Data

       See Index to Financial Statements and Schedules at page S-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       Not Applicable.

                                    PART III

       Items 10, 11, 12, and 13 of Part III are incorporated by reference to the registrant's Proxy Statement for its 1995 Annual Stockholders' Meeting to be filed with the Commission pursuant to Regulation 14A (except for the stock price performance graph and the committee report on executive compensation in the Company's Proxy Statement).

                                    PART IV


Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)   Index to Financial Statements

             See Index to Financial Statements and Schedules at page S-1.

       (b)   Reports on Form 8-K

             None.

       (c)   Exhibits Required by Item 601 of Regulation S-K

             See Index to Exhibits.

       (d)   Financial Statement Schedules

             See Index to Financial Statements and Schedules at page S-1.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   ARAMARK CORPORATION


                                                   By:  Alan J. Griffith
                                                        ----------------------
                                                        Alan J. Griffith
                                                        Controller and  Chief
                                                        Accounting Officer
November 22, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 22, 1994.

Signature                                                      Title
- ---------                                   -----------------------------------
Joseph Neubauer                             Chairman and President and Director
Joseph Neubauer                             (Principal Executive Officer)

James E. Ksansnak                            Executive Vice President
James E. Ksansnak                            (Principal Financial Officer)

Alan J. Griffith                             Controller
Alan J. Griffith                             (Principal Accounting Officer)

Robert J. Callander
Alan K. Campbell
Ronald R. Davenport
Davre J. Davidson
Philip L. Defliese
Lee F. Driscoll, Jr.                         Directors
Mitchell S. Fromstein
Edward G. Jordan
Thomas H. Kean
Reynold C. MacDonald
James E. Preston


Martin W. Spector
Martin W. Spector
Attorney-in-Fact

                      ARAMARK CORPORATION AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                      Page
                                                                      ----


Report of Independent Public Accountants                              S-2


Report of Chartered Accountants                                       S-3


Consolidated Balance Sheets - As of September 30, 1994
   and October 1, 1993                                                S-4


Consolidated Statements of Income - Fiscal Years 1994, 1993
   and 1992                                                           S-6


Consolidated Statements of Cash Flows - Fiscal Years 1994, 1993
   and 1992                                                           S-7


Consolidated Statements of Shareholders' Equity - Fiscal
   Years 1994, 1993 and 1992                                          S-8


Notes to Consolidated Financial Statements                            S-11


Consolidated Supporting Schedules Filed:


Schedule
 Number
- --------

 III   -  Condensed Financial Information of Registrant               S-26

   V   -  Property and Equipment                                      S-30

  VI   -  Accumulated Depreciation and Amortization of
            Property and Equipment                                    S-33

VIII   -  Valuation and Qualifying Accounts and Reserves              S-36

   X   -  Supplementary Income Statement Information                  S-37


     All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ARAMARK Corporation:

We have audited the accompanying consolidated balance sheets of ARAMARK Corporation (a Delaware corporation) (formerly The ARA Group, Inc.) and subsidiaries as of September 30, 1994 and October 1, 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 30, 1994. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. We did not audit the financial statements of Versa Services Ltd., the Company's Canadian subsidiary, which statements reflect assets representing 3.6% of consolidated assets as of both September 30, 1994 and October 1, 1993, and revenues representing 5.6%, 6.3% and 7.4% of consolidated revenues for the fiscal years 1994, 1993 and 1992, respectively. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Versa Services Ltd., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of ARAMARK Corporation and subsidiaries as of September 30, 1994 and October 1, 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 30, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

As discussed in Note 6 to the consolidated financial statements, ARAMARK Corporation changed its method of accounting for income taxes in fiscal 1994.



                                                     ARTHUR ANDERSEN LLP



Philadelphia, Pennsylvania
    November 7, 1994

                        REPORT OF CHARTERED ACCOUNTANTS



To The Directors of Versa Services Ltd.:


We have audited the consolidated balance sheets of Versa Services Ltd. as at September 28, 1994 and September 29, 1993 and the consolidated statements of income and retained earnings and cash flows for the fifty-two week period ended September 28, 1994, the fifty-two week period ended September 29, 1993, and the fifty-three week period ended September 30, 1992 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 28, 1994 and September 29, 1993, and the results of its operations and the changes in its financial position for the fifty-two week period ended September 28, 1994, the fifty-two week period ended September 29, 1993 and the fifty-three week period ended September 30, 1992 in accordance with accounting principles generally accepted in Canada.



Mississauga, Canada                                        ERNST & YOUNG
November 16, 1994                                  Chartered Accountants

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 1994 and October 1, 1993

(dollars in thousands, except per share amounts)
- --------------------------------------------------------------------------------
                                                            1994          1993
- --------------------------------------------------------------------------------
ASSETS
Current Assets:
         Cash and cash equivalents                       $   27,426   $   27,801
         Short-term investments held by the
           Canadian subsidiary                               16,203         --

         Receivables (less allowances:  1994, $12,423;
            1993, $10,242)                                  433,550      388,768

         Inventories                                        256,950      249,858
         Prepayments and other current assets                69,865       63,381
- --------------------------------------------------------------------------------
           Total current assets                             803,994      729,808
- --------------------------------------------------------------------------------
Property and Equipment, at Cost:
         Land, buildings and improvements                   379,671      355,744
         Service equipment and fixtures                     888,134      783,393
         Leased property under capital leases                 8,204        8,204
- --------------------------------------------------------------------------------
                                                          1,276,009    1,147,341
         Less-Accumulated depreciation                      594,102      498,962
- --------------------------------------------------------------------------------

                                                            681,907      648,379
- --------------------------------------------------------------------------------

Goodwill                                                    438,725      446,261
- --------------------------------------------------------------------------------

Other Assets                                                197,324      216,193
- --------------------------------------------------------------------------------
                                                         $2,121,950   $2,040,641
================================================================================

The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

- -------------------------------------------------------------------------------------------------
                                                                          1994           1993
- -------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Current maturities of long-term borrowings                    $    9,391     $   15,615
         Accounts payable                                                 372,908        329,129
         Accrued payroll and related expenses                             142,911        132,045
         Other accrued expenses and current liabilities                   231,991        208,677
- ------------------------------------------------------------------------------------------------

              Total current liabilities                                   757,201        685,466
- ------------------------------------------------------------------------------------------------

Long-Term Borrowings:
         Senior                                                           697,695        544,971
         Subordinated                                                     290,414        474,875
         Obligations under capital leases                                   3,231          4,443
- ------------------------------------------------------------------------------------------------

                                                                          991,340      1,024,289

         Less-current portion                                               9,391         15,615
- ------------------------------------------------------------------------------------------------


            Total long-term borrowings                                    981,949      1,008,674
- ------------------------------------------------------------------------------------------------

Deferred Income Taxes and Other Noncurrent Liabilities                    168,638        182,693

Minority Interest                                                          10,812         18,084

Common Stock Subject to Potential Repurchase Under
  Provisions of Shareholders' Agreement                                    20,791         21,651

Shareholders' Equity Excluding Common Stock
  Subject to Repurchase:
         Series C preferred stock, redemption value $1,000;
           authorized: 40,000 shares; issued: 1994 - 16,949 shares;
           1993 - 34,596 shares                                            16,949         34,596
         Class A common stock, par value $.01; authorized:
           25,000,000 shares; issued: 1994 - 2,074,251 shares;
           1993 - 2,068,396 shares                                             21             21
         Class B common stock, par value $.01; authorized:
           150,000,000 shares; issued: 1994 - 24,338,494 shares;
           1993 - 24,276,512 shares                                           243            243
         Earnings retained for use in the business                        178,587        104,827
         Cumulative translation adjustment                                  7,550          6,037
         Impact of potential repurchase feature of common stock           (20,791)       (21,651)
- ------------------------------------------------------------------------------------------------

               Total                                                      182,559        124,073
- ------------------------------------------------------------------------------------------------



                                                                       $2,121,950     $2,040,641
================================================================================================

The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Fiscal Years Ended September 30, 1994, October 1, 1993 and
October 2, 1992

(dollars in thousands, except per share amounts)

- -------------------------------------------------------------------------------------------------
                                                           1994            1993           1992
- -------------------------------------------------------------------------------------------------
Revenues                                                $ 5,161,578    $ 4,890,738    $ 4,865,343
- -------------------------------------------------------------------------------------------------

Costs and Expenses:
         Cost of services provided                        4,686,086      4,432,840      4,412,374
         Depreciation and amortization                      143,763        130,511        125,798
         Selling and general corporate expense               70,196         63,406         69,760
         Other expense (income)                              (5,792)        (4,955)        (4,174)
- -------------------------------------------------------------------------------------------------

                                                          4,894,253      4,621,802      4,603,758
- -------------------------------------------------------------------------------------------------

            Operating income                                267,325        268,936        261,585

Gain on Issuance of Stock by an Affiliate                     4,658           --             --
- -------------------------------------------------------------------------------------------------

            Earnings before interest and income taxes       271,983        268,936        261,585


Interest Expense, net                                       108,499        125,671        137,862
- -------------------------------------------------------------------------------------------------

            Income before income taxes                      163,484        143,265        123,723

Provision For Income Taxes                                   67,119         57,526         51,507

Minority Interest                                             1,332          1,405          1,518
- -------------------------------------------------------------------------------------------------

Income Before Extraordinary Item and Cumulative
  Effect of Change in Accounting for Income Taxes            95,033         84,334         70,698

Extraordinary Item Due to Early Extinguishments
   of Debt (net of income taxes of $5,118 in 1994,
   $4,660 in 1993 and $1,943 in 1992)                         7,677          7,202          3,317

Cumulative Effect of Change in Accounting for
  Income Taxes                                                1,277           --             --
- -------------------------------------------------------------------------------------------------

Net Income                                              $    86,079    $    77,132    $    67,381
=================================================================================================

Earnings Per Share:
         Income before extraordinary item and
           cumulative effect of change in
           accounting for income taxes                        $1.87          $1.64          $1.40
         Net income                                           $1.69          $1.49          $1.33
=================================================================================================

The accompanying notes are an integral part of these financial statements.
















                      ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended September 30, 1994, October 1, 1993 and
October 2, 1992 (in thousands)

                                                          1994         1993         1992
- ------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                           $  86,079    $  77,132    $  67,381
  Adjustments to reconcile net income to net
   cash provided by operating activities:
         Depreciation and amortization                   143,763      130,511      125,798
         Income taxes deferred                            (2,174)       6,058       13,695
         Minority interest                                 1,332        1,405        1,518
         Cumulative effect of accounting change            1,277         --           --
         Gain on issuance of stock by affiliate           (4,658)        --           --
         Extraordinary item                                7,677        7,202        3,317
  Changes in noncash working capital:
         Receivables                                     (40,557)        (933)     (31,451)
         Inventories                                      (6,915)      (6,425)      (9,901)
         Prepayments                                     (15,675)      53,288       10,265
         Accounts payable                                 36,956      (11,395)      18,855
         Accrued expenses                                 36,926         (198)       8,814
  Changes in noncurrent liabilities                       (1,368)       8,541      (14,940)
  Changes in other assets                                 (6,445)       4,106        4,338
  Other                                                   (9,186)      (5,604)      (6,822)
- ------------------------------------------------------------------------------------------
Net cash provided by operating activities                227,032      263,688      190,867
- ------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                   (145,935)    (142,121)    (157,313)
  Disposals of property and equipment                     11,525       11,348       11,073
  Sale of investments                                     13,543       15,945         --
  Divestiture of certain businesses                        7,297       11,928      180,765
  Increase in short-term investments                     (16,203)        --           --
  Purchase of subsidiary stock                           (17,623)        --           --
  Acquisition of certain businesses:
         Working capital other than cash acquired         (3,066)       8,697      (25,450)
         Property and equipment                             (573)      (4,544)     (32,896)
         Additions to intangibles                         (6,734)     (45,547)     (75,085)
         Assumed borrowings                                 --          2,885        1,994
  Other                                                    7,758       (5,368)      (3,241)
- ------------------------------------------------------------------------------------------
Net cash used in investing activities                   (150,011)    (146,777)    (100,153)
- ------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from additional long-term borrowings          167,329      108,174        5,076
  Payment of long-term borrowings including premiums    (210,511)    (157,407)     (85,647)
  Redemption of preferred stock                          (17,647)        (137)        --
  Proceeds from issuance of common stock                  12,416        9,462        8,675
  Repurchase of common stock                             (25,729)     (45,795)     (14,644)
  Payment of special dividend                               --        (24,157)        --
  Payment of preferred stock dividend                     (1,917)        --           --
  Other                                                   (1,337)      (3,035)        (126)
- ------------------------------------------------------------------------------------------
Net cash used in financing activities                    (77,396)    (112,895)     (86,666)
- ------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents            (375)       4,016        4,048
Cash and cash equivalents, beginning of year              27,801       23,785       19,737
- ------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                 $  27,426    $  27,801    $  23,785
==========================================================================================

The accompanying notes are an integral part of these financial statements.









                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994
(in thousands)

- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Impact of
                                                                                                                       Potential
                                            Series C    Class A      Class B                              Cumulative   Repurchase
                                            Preferred   Common       Common       Capital     Retained    Translation  Feature of
                                            Stock       Stock        Stock        Surplus     Earnings    Adjustment   Common Stock
                                            --------    ---------    ---------    -------     --------    -----------  ------------
Balance, October 1, 1993                   $  34,596    $      21    $     243    $   --      $ 104,827   $   6,037    $ (21,651)


Net income                                                                                       86,079


Dividends on preferred stock                                                                     (1,337)


Issuance of Class A common stock to
  employee benefit plans                                        1                   8,881


Issuance of Class B common stock                                            25     18,910


Retirement of common and preferred stock     (17,647)          (1)         (25)   (27,791)      (10,982)


Change during the period                                                                                      1,513          860
                                           ---------    ---------    ---------     -------    ---------   ---------    ---------


Balance, September 30, 1994                $  16,949    $      21    $     243     $   --     $ 178,587   $   7,550    $ (20,791)
                                           =========    =========    =========     ========   =========   =========    =========

The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED OCTOBER 1, 1993
(in thousands)

- -----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                       Impact of
                                                                                                                       Potential
                                            Series C     Class A      Class B                             Cumulative   Repurchase
                                            Preferred    Common       Common      Capital    Retained     Translation  Feature of
                                            Stock        Stock        Stock       Surplus    Earnings     Adjustment   Common Stock
                                            ----------   ---------    ---------   --------   ---------    -----------  ------------

Balance, October 2, 1992                    $     --     $       6    $      53   $   --     $ 113,091    $  11,070    $ (20,437)


Net income                                                                                      77,132


Special dividend                                34,733                                         (59,514)


Dividends on preferred stock                                                                      (883)


Issuance of Class A common stock to
  employee benefit plans                                                             10,688


Issuance of Class B common stock                                             11      18,420


Retirement of common and preferred stock          (137)         (1)          (3)    (29,108)   (24,801)


Common stock split                                              16          182                   (198)


Change during the period                                                                                     (5,033)      (1,214)
                                             ---------   ---------    ---------   ---------  ---------    ---------    ---------


Balance, October 1, 1993                     $  34,596   $      21    $     243   $   --     $ 104,827    $   6,037    $ (21,651)
                                             =========   =========    =========   =========  =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED OCTOBER 2, 1992
(in thousands)

                                                                                                   Impact of
                                                                                                   Potential
                                      Class A     Class B                          Cumulative      Repurchase
                                      Common      Common     Capital    Retained   Translation     Feature of
                                      Stock       Stock      Surplus    Earnings   Adjustment      Common Stock
                                      --------    --------   -------    ---------  -----------     ------------
Balance, September 27, 1991           $      5    $     56   $   --      $ 46,134   $ 12,081         $(17,662)


Net income                                                                 67,381



Issuance of Class A common stock to
   employee benefit plans                    1                 8,619


Issuance of common stock                                 4    12,648



Retirement of common stock                              (7)  (21,267)        (424)


Change during the period                                                              (1,011)          (2,775)
                                      --------    --------   -------     --------   ---------        --------

Balance, October 2, 1992              $      6    $     53   $   --      $113,091   $ 11,070         $(20,437)
                                      ========    ========   =======     ========   =========        ========

The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Effective October 10, 1994 the Company changed its name from The ARA Group, Inc. to ARAMARK Corporation.

FISCAL YEAR

The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The years ended September 30, 1994, October 1, 1993 and October 2, 1992 are fifty-two, fifty-two and fifty-three week periods, respectively.

PRINCIPLES OF CONSOLIDATION, ETC.

The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated and net income is reduced by the portion of income applicable to minority shareholders of less than wholly-owned subsidiaries. Certain 1993 items have been reclassified to conform to the 1994 presentation.

In fiscal 1995, the Company is required to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Adoption of these standards will not have a material impact on the consolidated financial statements.

CURRENCY TRANSLATION

Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a currency translation adjustment in shareholders' equity. Currency transaction gains and losses included in operating results for fiscal 1994, 1993 and 1992 were not significant.

CURRENT ASSETS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 1994, securities having maturities in excess of three months, all of which were owned by the Company's Canadian subsidiary, are classified as short-term investments and are recorded at cost which approximates market value.

Inventories are valued at the lower of cost (principally the first-in, first-out method) or market. The LIFO (last-in, first-out) method of determining cost is used to value directly marketed work clothing and casual apparel. The stated value of inventories determined using the LIFO method is not significantly different from replacement or current cost. Personalized work apparel and linens in service are recorded at cost and are amortized over their estimated useful lives, approximately two years. In accordance with industry practice, magazines and books are sold to retailers with the right to return unsold items for ultimate credit from the publishers.

The components of inventories as of the respective yearends are as follows:

                                                  1994          1993
- -------------------------------------------------------------------------------
Food                                              24.9%         29.0%
Work apparel, casual apparel and linens           60.9%         55.7%
Magazines and books                                5.6%          4.7%
Parts, supplies and novelties                      8.6%         10.6%
- -------------------------------------------------------------------------------
                                                 100.0%        100.0%
- -------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to operations currently, and replacements and significant improvements are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures.

GOODWILL

Goodwill, which represents the excess of cost over fair value of the net assets of acquired businesses, is being amortized on a straight-line basis principally over 40 years. The Company develops operating income projections for each of its lines of business and evaluates the recoverability and amortization period of goodwill using these projections. Based upon management's current assessment, the estimated remaining amortization period of goodwill is appropriate and the remaining balance is fully recoverable. Accumulated amortization at September 30, 1994 and October 1, 1993 is $113.7 million and $97.4 million, respectively.

OTHER ASSETS

Other assets consist primarily of investments in less than 50% owned entities, contract rights, customer lists, long-term receivables and noncurrent marketable equity securities. Investments in which the Company owns more than 20% but less than a majority are accounted for using the equity method. Contract rights and customer lists are being amortized on a straight-line basis over the expected period of benefit, 5 to 20 years. Noncurrent marketable equity securities are stated at the lower of aggregate cost or market. At September 30, 1994 and October 1, 1993 the cost and market value of the Company's noncurrent marketable equity securities approximated $2 million and $5 million, respectively.

OTHER LIABILITIES

Other noncurrent liabilities consist primarily of deferred compensation, insurance accruals, deferred gains arising from sale and leaseback transactions and subordinated installment notes arising from repurchases of common stock.

The Company is self-insured for a limited portion of the risk retained under its general liability and workers' compensation insurance arrangements. Self-insurance reserves are actuarially determined based on the estimated timing of future insurance claim payments associated with the Company's retained risk. The current and noncurrent portions of the self-insurance reserves for workers' compensation insurance are accrued on a present value basis using a discount rate which approximates a risk-free rate.

EARNINGS PER SHARE

Earnings per share is reported on a fully diluted Common Stock, Class B equivalent basis (which reflects Common Stock, Class A shares converted to a Class B basis; ten for one) and is based upon the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Fully diluted earnings per share approximates primary earnings per share and is equivalent to fully diluted earnings per share under the "two-class" method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CASH FLOW INFORMATION

                                   1994         1993         1992
                                  ------       ------       ------
                                            (in millions)
          Interest Paid           $108.2       $113.5       $127.3
          Income Taxes Paid       $ 54.0       $ 41.0       $ 39.0

Significant noncash investing and financing activities are as follows:

o During fiscal 1994, 1993, and 1992, the Company contributed $8.9 million, $10.7 million, and $8.6 million, respectively, of Class A Common Stock to its employee benefit plans to fund previously accrued obligations. In addition, during fiscal 1994, 1993 and 1992 the Company contributed $1.8 million, $1.7 million and $1.7 million, respectively, of stock units to its stock unit retirement plan in satisfaction of its accrued obligations. See
     Note 5 to the consolidated financial statements.

o During the third quarter of fiscal 1993, the Company paid a special dividend on its common stock which included $34.7 million of new Series C Preferred Stock. See Note 7 to the consolidated financial statements.

o During fiscal 1994 and 1993, the Company received $4.0 million and $5.9 million, respectively, of employee notes under its Deferred Payment program as partial consideration for the issuance of Common Stock Class B. Also, during fiscal 1994, 1993, and 1992, the Company issued subordinated installment notes of $13.2 million, $8.3 million and $7.1 million, respectively, as part consideration for repurchases of Common Stock. See
     Note 7 to the consolidated financial statements.


NOTE 2.  ACQUISITIONS AND DIVESTITURES, ETC.:

During the fourth quarter of fiscal 1994, an affiliate, 33% owned by the Company, sold common stock through a public offering. The Company sold approximately 9% of its equity investment in connection with the public offering, receiving net proceeds of $6.9 million and recorded a gain of $5.8 million, which is included in "Other expense (income)." At the time a subsidiary/affiliate sells its stock to third parties, the Company recognizes the resultant change in its net investment in the subsidiary/affiliate through the income statement in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 51 (SAB No. 51). In accordance with SAB No. 51, the Company recognized a pre-tax gain of $4.7 million, and recorded a related tax provision of $1.9 million, representing the increase in book value of the Company's remaining investment created by the sale of the incremental new shares in the public offering. The Company's percentage ownership of the affiliate after the transaction is 28%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 1993, the Company acquired an 80% interest in the contract food service division of the HUSA Group ("HUSA"), a provider of food services to hospitals, schools and governmental facilities located in Spain, for aggregate consideration, including all costs, of approximately $30 million. The purchase price of the HUSA acquisition was allocated principally to contract rights and goodwill. The Company's unaudited pro forma results of operations for fiscal 1993 and 1992 would not be materially different assuming the acquisition occurred as of the beginning of the respective periods.

During the fourth quarter of fiscal 1993, the Company sold Encore Service Systems, Inc. for approximately $20 million resulting in a gain of approximately $15 million. In addition, all of the Company's remaining shares of Living Centers of America common stock were sold during fiscal 1993 for approximately $16 million, resulting in a gain of approximately $8 million. These gains have been included in "Other expense (income)" in the accompanying consolidated statements of income. Also included in "Other expense (income)" is an amount of $18 million to establish a reserve for potential adjustments related to certain cost-based food service contracts. This resulted from a 1993 internal review of billing procedures covering primarily insurance and employee fringe benefits. The review revealed some past inconsistencies between the billings and the literal contractual language.

During the second quarter of fiscal 1992, the Company acquired the assets of WearGuard Corporation ("WearGuard"), a direct marketer of work clothing and casual apparel and late in the third quarter acquired the business of Coordinated Health Services, Inc. ("CHS"), a provider of physician staffing and patient billing services for hospital emergency departments for aggregate consideration of $124 million. Also in the second quarter of 1992, the Company divested approximately 90% of its interest in Living Centers of America, Inc. ("Living Centers") in a sale of stock through a public offering. The net effect of these transactions resulted in a reduction of the Company's indebtedness of approximately $69 million. "Other expense (income)" of $4.2 million in fiscal 1992 represents a gain of $13 million on the Living Centers divestiture transaction partially offset by charges for insurance and related matters.

The Company's fiscal 1992 financial statements reflect results of operations and cash flows for WearGuard and CHS for seven months and four months, respectively. The Company's unaudited pro forma results of operations for fiscal 1992 would not be materially different assuming the acquisitions occurred as of the beginning of the period.

Subsequent to fiscal yearend 1994, the Company has entered into definitive agreements for the acquisition of three businesses (two are in the Food, Leisure and Support business segment and one in the Distributive segment) for total consideration, in the form of cash and preferred stock, of approximately $260 million. Revenues of these businesses would increase the Company's total revenues by approximately 5.5%. The cash portion of the consideration will be financed through the Company's existing Credit Agreement. The acquisitions, subject to certain third party approvals, are presently expected to close by the end of calendar year 1994.

In the fourth quarter of fiscal 1994, the Company initiated a tender offer for the 30% minority interest of its Canadian subsidiary. The transaction is expected to be completed by the end of calendar year 1994 for total consideration of approximately $33 million, of which $17.6 million has been paid as of September 30, 1994.

NOTE 3.  EXTRAORDINARY ITEM:

The following items have been reflected as extraordinary items in the consolidated financial statements.

During fiscal 1994, the Company redeemed the remaining $182.3 million of its 12-1/2% subordinated debentures for a premium. The debt extinguishment was financed through borrowings under the Company's revolving credit facility. The resultant extraordinary charge was $7.7 million or $0.15 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 1993, the Company repurchased the entire $100 million of its 10.55% senior notes for a premium and concurrently issued $100 million of 8-1/4% senior notes. The Company also paid a premium to redeem $38.6 million of its 12-1/2% subordinated debentures.

During fiscal 1992, the Company exchanged $28.6 million of 10% subordinated debentures plus a premium for $28.6 million of its 13% subordinated debentures and paid a premium to redeem $1.5 million of its 12-1/2% subordinated convertible notes.

NOTE 4.  BORROWINGS:

Long-term borrowings at September 30, 1994 and October 1, 1993 are summarized in the following table:

                                                             1994        1993
                                                         ----------   ----------
                                                              (in thousands)
SENIOR:
Credit facility borrowings                                 $401,600   $  260,700
10-1/4% note, due April 1998                                 50,000       50,000
8-1/4% notes, payable in installments through 1999          100,000      100,000
10-5/8% notes, due August 2000                              100,000      100,000
Other, including mortgages and notes payable                 46,095       34,271
- --------------------------------------------------------------------------------
                                                            697,695      544,971
- --------------------------------------------------------------------------------

SUBORDINATED:
8-1/2% subordinated notes, due June 2003                    100,000      100,000
10% exchangeable debentures and notes, due August 2000       59,299       61,465
12% debentures, due April 2000                              125,000      125,000
12-1/2% debentures, due July 2001                              --        182,295
12-1/2% convertible notes, due February 2000                  2,340        2,340
13% debentures, due January 1997                              3,775        3,775
- --------------------------------------------------------------------------------
                                                            290,414      474,875
- --------------------------------------------------------------------------------
OBLIGATIONS UNDER CAPITAL LEASES                              3,231        4,443
- --------------------------------------------------------------------------------
                                                            991,340    1,024,289

Less-current portion                                          9,391       15,615
- --------------------------------------------------------------------------------
                                                         $  981,949   $1,008,674
================================================================================


The $800 million revolving credit facility ("Credit Agreement") is provided by a group of banks and matures in October 2001 with quarterly commitment reductions of $12.5 million starting in December 1995 which increase annually thereafter. Interest under the credit agreement is based on the Prime Rate plus a spread of 0% to 5/8% (as of September 30, 1994 - 0%), London Inter-Bank Offered Rate (LIBOR) plus a spread of 1/8% to 1-1/8% (as of September 30, 1994 - 1/2%) or the Certificate of Deposit Rate plus a spread of 1/4% to 1-1/4% (as of September 30, 1994 - 5/8%), at the option of the Company. The spread is based on certain financial ratios and borrowing levels as defined. The Company pays a fee of 1/4 of 1% on the entire credit facility.

The 8-1/4% notes are payable in $20 million annual installments commencing March 1995 with a final maturity of March 1999. The $20 million installment due in fiscal 1995 has been classified as non-current in the accompanying consolidated balance sheet as the Company has the ability and intent to finance it through additional borrowings under the Credit Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 10-5/8% senior notes require a sinking fund payment of $50 million in August 1999 with a final maturity in August 2000.

The 8-1/2% subordinated notes may be redeemed at the Company's option, in whole or in part, beginning June 1998 at a price equal to 104.25% of their principal amount and thereafter at prices declining to par in 2002, together with accrued interest.

The 10% subordinated exchangeable debentures and notes may be exchanged at any time in whole or part, at the option of the holder, for 10-5/8% senior notes due August 2000 at an exchange ratio of .93.

The 12% subordinated debentures may be redeemed at the Company's option, in whole or in part, beginning April 1995 at a price equal to 105% of the principal amount and thereafter at prices declining to par in April 1997, together with accrued interest.

The 12-1/2% subordinated convertible notes are convertible at par, in whole, at the option of the holder, into a series of the Company's 13% subordinated debentures due January 1997. At any time on or after January 15, 1998, the Company may, at its option, redeem the notes, in whole or in part, at a price equal to 100% of their principal amount plus accrued interest.

The 13% subordinated debentures may be redeemed by the Company on or after January 15, 1996, in whole or in part, at a price equal to 100% of their principal amount plus accrued interest.

The fair value of the Company's aggregate senior and subordinated debt, based primarily on quoted market prices, was $705 million and $291 million, respectively at September 30, 1994 and $568 million and $511 million, respectively, at October 1, 1993. Accrued interest on borrowings totaling $23.6 million in 1994 and $29.2 million in 1993 is included in current liabilities as "Other accrued expenses."

At September 30, 1994, the Company has $200 million of interest rate exchange agreements fixing the rate on a like amount of borrowings under the Credit Agreement at an average effective rate of 5.7% for remaining periods ranging between 1 and 34 months. The counterparties to the interest rate exchange agreements are major international banks. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties. All interest rate agreements are accounted for as hedges and the related gains or losses are recognized in income as a component of interest expense over the period being hedged. As of October 1, 1993 the Company had $202 million of interest rate exchange agreements fixing the rate on a like amount of variable rate borrowings at an average effective rate of 6.3%. During fiscal 1993, the Company entered into a $28 million foreign currency swap agreement maturing in August 1996, which hedges the currency exposure of its net investment in Spain. See Note 2 to the consolidated financial statements.

The fair value of the Company's swap agreements as of September 30, 1994 is approximately $5.5 million. At October 1, 1993, the fair value of the swap agreements was not significant.

The Credit Agreement contains restrictive covenants which provide, among other things, limitations on the incurrence of debt, dispositions of material assets, payment of dividends and repurchases of capital stock. The terms of the Credit Agreement also limit the transfer of funds to the Company by its subsidiaries and require that the Company maintain certain specified minimum ratios of cash flow to fixed charges and to total borrowings and certain minimum levels of net worth (as defined). At September 30, 1994, the Company was in compliance with all of these covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term borrowings maturing in the next five years, excluding capital lease obligations, are as follows:
                                          Amount
                                      -------------
                                      (in thousands)
                          1995          $ 8,701
                          1996           22,080
                          1997           25,571
                          1998           71,771
                          1999           85,015


NOTE 5.  EMPLOYEE PENSION AND PROFIT SHARING PLANS:

The Company maintains contributory and non-contributory defined benefit pension plans, primarily in Canada and the United Kingdom, providing retirement benefits to eligible employees not covered by collective bargaining agreements. Total pension expense under these plans for fiscal 1994, 1993 and 1992 was $1.4 million, $1.3 million and $1.1 million, respectively. The Company's policy is to fund the minimum contribution required under the applicable law.

Defined benefit pension expense for 1994, 1993 and 1992 includes the following components:


                                                        1994          1993          1992
                                                       -------       -------       -------
                                                                  (in thousands)
Service cost - benefits earned during the period       $ 1,791       $ 1,628       $ 1,758
Interest cost on projected benefit obligations           2,459         2,309         2,228
Change in market valuation and return on plan assets       (37)       (5,071)         (675)
Net amortization and deferral                           (2,857)        2,456        (2,194)
                                                       -------       -------       -------
                                                       $ 1,356       $ 1,322       $ 1,117
                                                       =======       =======       =======
Assumptions:
  Discount rate                                           8.4%          8.2%          8.2%
  Compensation increase                                   5.3%          5.4%          5.4%
  Rate of return on assets                                8.4%          8.3%          8.4%

The discount rates and rates of return on assets represent weighted averages that reflect the combined assumptions of plans located primarily in Canada and the United Kingdom.

The defined benefit pension plans' funded status at September 30, 1994 and October 1, 1993 is as follows:

                                                      1994        1993
                                                    -------     -------
                                                      (in thousands)
Pension plan obligations:
  Accumulated benefits (including vested benefits
    of $26,805 and $24,047 in 1994 and 1993,
    respectively)                                   $ 26,983    $ 24,374
                                                    ========    ========
  Projected benefits                                $ 33,728    $ 31,050
Market value of assets (primarily listed
    securities and government obligations)            35,179      32,665
                                                    --------     --------
Funded status                                          1,451       1,615
Unrecognized net loss (gain)                              96        (767)
Unrecognized net transition asset                     (2,905)     (3,206)
Unrecognized prior service cost                        1,565       1,658
                                                     --------     -------
Prepaid (accrued) pension cost                      $    207    $   (700)
                                                     ========     =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the United States, the Company also maintains qualified contributory and non-contributory retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. Qualified non-contributory profit sharing plans are maintained by certain businesses, with annual contributions determined by management. The Company has a non-qualified stock unit retirement plan for certain employees. The total expense of the above plans for fiscal 1994, 1993 and 1992 was $14.5 million, $14.1 million and $13.6 million, respectively. During fiscal 1994, 1993 and 1992, the Company contributed 59,919 shares, 86,184 shares and 75,684 shares, respectively, of Common Stock, Class A to these plans to fund previously accrued obligations. In addition, during fiscal 1994, 1993 and 1992, the Company contributed to the stock unit retirement plan 143,125 stock units, 159,144 stock units and 175,596 stock units, respectively, which are convertible into Common Stock, Class B, in satisfaction of its accrued obligations. The value of the stock units was credited to capital surplus. The Company participates in various multi-employer union administered pension plans. Contributions to these plans, which are primarily defined benefit plans, result from contractual provisions of labor contracts and were $11.9 million, $10.2 million and $10.3 million for fiscal 1994, 1993 and 1992, respectively.

NOTE 6.  INCOME TAXES:

Effective October 2, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." Prior to fiscal 1994, the Company followed the provisions of Accounting Principles Board Opinion No. 11. SFAS No. 109 requires deferred tax assets or liabilities to be recognized for the estimated future tax effects of temporary differences between the financial reporting and tax bases of the Company's assets and liabilities based on the enacted tax law and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. The cumulative effect of this change in accounting principle was a charge of $1.3 million, or $0.03 per share, in the first quarter of fiscal 1994.

The components of income before income taxes by source of income are as follows:


                                                                            1994           1993         1992
- ---------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
United States                                                              $143,052      $121,818    $  99,582
Non-U.S.                                                                     20,432        21,447       24,141
- ---------------------------------------------------------------------------------------------------------------
                                                                           $163,484      $143,265     $123,723
===============================================================================================================

The provision for income taxes consists of:
                                                                            1994          1993         1992
- ---------------------------------------------------------------------------------------------------------------
                                                                                       (in thousands)
Current:
  Federal                                                                   $51,935       $34,345      $22,737
  State and local                                                            11,827         7,024        5,614
  Non-U.S.                                                                    5,531        10,099        9,461
- ---------------------------------------------------------------------------------------------------------------
                                                                             69,293        51,468       37,812
- ---------------------------------------------------------------------------------------------------------------


Deferred:
  Federal                                                                   (1,516)         5,230       11,034
  State and local                                                             (351)           736        1,499
  Non-U.S.                                                                    (307)            92        1,162
- ---------------------------------------------------------------------------------------------------------------
                                                                            (2,174)         6,058       13,695
- ---------------------------------------------------------------------------------------------------------------
                                                                           $67,119        $57,526      $51,507
===============================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following:

                                                                            1994          1993         1992
- ---------------------------------------------------------------------------------------------------------------
                                                                                  (% of pre-tax income)

United States statutory income tax rate                                       35.0%         34.8%        34.0%
Increase (decrease) in taxes, resulting from:
  State income taxes, net of Federal tax benefit                               4.6           3.7          4.2
  Permanent book/tax differences, primarily
    resulting from purchase accounting                                         3.0           2.4          4.6
  Tax credits                                                                 (1.5)         (1.5)        (2.4)
  Other, net                                                                   (.1)           .8          1.2
- ---------------------------------------------------------------------------------------------------------------
Effective income tax rate                                                     41.0%         40.2%        41.6%
===============================================================================================================




As of September 30, 1994, the components of the net deferred tax asset are as follows:

Deferred tax liabilities:
         Property and equipment                                $64,718
         Inventory                                               5,484
         Other                                                   4,725
                                                               -------
                 Gross deferred tax liability                   74,927
                                                               -------

Deferred tax assets:
         Insurance                                              17,797
         Employee compensation and benefits                     30,228
         Accruals and allowances                                20,648
         Intangibles                                             9,954
         Other                                                   2,254
         Valuation allowance                                    (1,000)
                                                                ------
                 Net deferred tax asset                         79,881
                                                                ------

                 Net deferred tax asset                       $  4,954
                                                                ======

The Company does not provide for U.S. or foreign taxes on the undistributed earnings of non-U.S. subsidiaries that are considered to be permanently reinvested. At September 30, 1994, undistributed earnings of these foreign subsidiaries or affiliates totaled $38.7 million, which will not be subject to U.S. tax until distributed as dividends. Foreign tax credits will be available to reduce U.S. taxes on this income upon distribution. Determination of the unrecognized deferred tax liability for temporary differences related to the undistributed earnings is not practicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  INCOME TAXES: (Continued)

The components of deferred income taxes for years prior to the adoption of SFAS No. 109 are as follows:
                                                         1993           1992
                                                         ----           ----
                                                            (in thousands)

Excess of tax over book depreciation                    $ 1,905       $ 5,445
Accrued vacation                                             52        (3,272)
Provision for insurance costs                            (3,009)       (1,668)
Tax vs. book basis of dispositions                        5,598        12,755
Other                                                     1,512           435
                                                        -------       -------
                                                        $ 6,058       $13,695
                                                        =======       =======
NOTE 7.  CAPITAL STOCK:

There are two classes of common stock authorized and outstanding, Common Stock, Class A and Common Stock, Class B. Each Class A and Class B Share is entitled to one vote on all matters submitted to stockholders, voting together as a single class except where otherwise required by law. Each Class A Share is entitled to ten times the dividends and other distributions payable on each Class B Share. Class B Shares may be held only by employees, directors and their family members, and upon termination of employment each Class B Share is automatically converted into 1/10 of a Class A Share.

During the third quarter of fiscal 1993, the Company paid a special dividend of $5 per Class B equivalent share on all shares of its Common Stock owned as of April 19, 1993, with $2 per Class B equivalent share, or $24.2 million, paid in cash and $3 per Class B equivalent share, or $34.7 million, in new Series C Preferred Stock ("Preferred Stock"). Concurrent with the dividend, the Company repurchased for cash 55,495 shares of its Class A Common Stock for $28.9 million.

Holders of the Preferred Stock are entitled to cumulative dividends payable semi-annually; voting rights in the event of failure to pay dividends for four consecutive periods (two years); and upon liquidation, $1,000 per share plus accrued and unpaid dividends. The current dividend rate on the Preferred Stock is $60 per share and is reset annually in December of each year at a rate equal to $1,000 multiplied by 80% of Chemical Bank's announced prime rate of interest, but not less than $60 per share nor greater than $100 per share. The Preferred Stock may be repurchased, in whole or in part, at any time only at the Company's option at a price equal to $1,000 per share plus accrued and unpaid dividends. During fiscal 1994 the Company repurchased 17,647 preferred shares for $17.6 million.

On November 9, 1993, the Company's Board of Directors declared a four-for-one split of the Class B and Class A Common Stock effected in the form of a stock dividend to shareholders of record on November 10. The Company issued 18,158,097 shares of Common Stock, Class B and 1,544,868 shares of Common Stock, Class A in connection with the stock split. The stated par value of $.01 per share of Class B and Class A common stock was not changed.

As of September 30, 1994 the Company's stock option plans provided for the issuance of up to 33,001,148 options to purchase shares of Common Stock, Class
B. The Company granted installment stock purchase opportunities under its stock ownership program in fiscal 1994, 1993 and 1992 which provide for the purchase of shares of Common Stock, Class B. Installment stock purchase opportunities are exercisable in six annual installments with the exercise price of each purchase opportunity equal to the current fair market value at the time the purchase opportunity is granted. During fiscal 1994, the Company implemented a program to extend non-qualified stock options to additional qualified employees. Under the program, options vest after three years and may be exercised for a period of three years after vesting. The exercise price of each option is equal to the current fair market value at the date of grant. In 1993, the Company implemented the Deferred Payment Program which enables holders of non-qualified stock options and installment purchase opportunities to defer a portion of the total amount required to exercise the options. Interest currently

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS accrues on deferred payments at 6% compounded annually and is payable when the deferred payments are due. At September 30, 1994 and October 1, 1993 the receivables from individuals under the Deferred Payment Program were $9.8 million and $5.9 million, respectively, which are classified in the consolidated balance sheet as a reduction of Shareholders' Equity. The Company holds as collateral all shares purchased in which any portion of the purchase price is financed under the Deferred Payment Program until the deferred payment is received from the individual by the Company. Status of the options, including installment stock purchase opportunities, under the various ownership programs follows:



                                                    Number of Shares                        Average Option Price
                                        ----------------------------------              ---------------------------
                                        1994           1993           1992              1994       1993       1992
                                        ----           ----           ----              ----       ----       ----
Options granted                        4,314,635      2,776,296      3,716,400         $11.19      $9.14         $8.13
Options exercised                      2,588,030      4,904,360      1,757,568          $6.33      $3.14         $4.95
Options outstanding                   10,383,764     10,030,024     12,500,840          $8.05      $6.26         $4.88




At September 30, 1994, 1,129,160 of the outstanding option shares were exercisable at an average option price of $1.81. The Company has reserved 11,063,004 shares of Common Stock, Class B at September 30, 1994 for issuance of stock pursuant to its employee ownership and benefit programs.

The Company and its shareholders are parties to an Amended and Restated Shareholders' Agreement. Pursuant to this agreement, holders of common stock who are individuals, upon their death, complete disability or normal retirement, may cause the Company to repurchase up to 30% of their shares for cash at the then appraised value, but only to the extent such repurchase by the Company is permitted under the Credit Agreement. Under this Credit Agreement restriction, repurchases of capital stock cannot exceed an aggregate limit, which amount was $20.8 million at September 30, 1994 and $21.7 million at October 1, 1993. Pursuant to interpretations of its rules related to "Redeemable Preferred Stock," the Securities and Exchange Commission has requested that these amounts representing the Company's potential repurchase of its Common Stock be presented as a separate item and accordingly, the Company's Shareholders' Equity reflects this reclassification in the consolidated financial statements. Also, the Shareholders' Agreement provides that the Company may, at its option, repurchase shares from individuals who are no longer employees. Such repurchased shares may be resold to others including replacement personnel at prices equal to or greater than the repurchase price. Generally, payment for shares repurchased can be, at the Company's option, in cash or subordinated installment notes, which are subordinated to all other indebtedness of the Company. Interest on these notes is payable semi-annually and principal payments are made annually over varying periods not to exceed ten years. The noncurrent portion of these notes ($24.9 million as of September 30, 1994, $20.4 million as of October 1, 1993) is included in the consolidated balance sheets as "Other Noncurrent Liabilities" and the current portion of these notes ($8.7 million as of September 30, 1994 and $6.2 million as of October 1, 1993) is included in the consolidated balance sheets as "Accounts Payable."

NOTE 8.  COMMITMENTS AND CONTINGENCIES:

                                                 1994             1993
- -------------------------------------------------------------------------------
                                                    (in thousands)
Facilities under capital leases                 $8,204           $8,204
Less-accumulated amortization                    5,590            4,891
- -------------------------------------------------------------------------------
                                                $2,614           $3,313
===============================================================================

Rental expense for all operating leases was $121.2 million, $119.4 million and $118.5 million for fiscal 1994, 1993 and 1992, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a schedule of the future minimum rental commitments under all noncancelable leases as of September 30, 1994:

Fiscal Year                            Operating          Capital
- -----------------------------------------------------------------------
                                             (in thousands)
   1995                                $115,003           $   962
   1996                                  71,781               778
   1997                                  63,407               695
   1998                                  58,555               551
   1999                                  53,384               368
Subsequent years                        218,265               743
- ------------------------------------------------------------------------
Total minimum rental obligations       $580,395             4,097
===============================================
Less-amount representing interest                             866
- ------------------------------------------------------------------------
Present value of capital leases                             3,231
Less-current portion                                          690
- -------------------------------------------------------------------------
Noncurrent obligations under capital leases                $2,541
=========================================================================





The Company has capital commitments of approximately $52 million at September 30, 1994 in connection with several long-term concession contracts at stadiums and arenas. The Company is party to certain claims and litigation arising in the ordinary course of business, including a dispute with a former insurance carrier involving certain coverages relating to prior years. The Company believes it has meritorious defenses to the insurance and other claims and is of the opinion that adequate reserves have been provided for the ultimate resolution of these matters.


NOTE 9.  ARAMARK SERVICES, INC. AND SUBSIDIARIES:

The following financial information has been summarized from the separate consolidated financial statements of ARAMARK Services, Inc. (a wholly owned subsidiary of ARAMARK Corporation) and the subsidiaries which it currently owns. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt described in Note 4 and incurs the interest expense thereunder. This interest expense is only partially allocated to all of the other subsidiaries of ARAMARK Corporation.

                                                     1994                1993               1992
                                                     ----                ----               ----
                                                           (in thousands)

      Revenues                                      $2,763,098          $2,607,630         $2,613,564
      Cost of services provided                      2,594,291           2,439,471          2,446,908
      Net income (loss)                                 18,677               (357)              2,864

                                                     1994                 1993
                                                     ----                 ----
                                                           (in thousands)

      Current assets                               $   355,841         $   339,920
      Noncurrent assets                              1,223,750           1,221,164
      Current liabilities                              398,814             364,653
      Noncurrent liabilities                         1,093,563           1,126,087
      Minority interest                                 10,812              18,084







NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. QUARTERLY RESULTS (Unaudited):

The following table summarizes quarterly financial data for fiscal 1994 and 1993.


                                                        Fiscal Quarter
                                         ---------------------------------------------------
1994                                     First             Second         Third        Fourth            Year
- ---------------------------------------------------------------------------------------------------------------
                                               (in thousands, except earnings per share)


Revenues                                  $1,292,020     $1,257,614     $1,309,085    $1,302,859     $5,161,578
Cost of services provided                  1,179,726      1,156,230      1,185,363     1,164,767      4,686,086
Income before extraordinary item
  and cumulative effect of
  accounting change                           18,387         13,124         27,121        36,401         95,033
Extraordinary item (1)                           702            117          2,518         4,340          7,677
Net income (2)                                16,408         13,007         24,603        32,061         86,079
Earnings per share:
  Income before extraordinary item
    and cumulative effect of
    accounting change                           $.36           $.25           $.53          $.73          $1.87
  Net income                                    $.32           $.25           $.48          $.64          $1.69


                                                           Fiscal Quarter
                                         ---------------------------------------------------
1993                                     First           Second         Third         Fourth             Year
- ----------------------------------------------------------------------------------------------------------------
                                              (in thousands, except earnings per share)

Revenues                                 $1,214,882     $1,188,456     $1,242,155     $1,245,245     $4,890,738
Cost of services provided                 1,110,111      1,090,870      1,124,615      1,107,244      4,432,840
Income before extraordinary item             16,192         11,634         22,280         34,228         84,334
Extraordinary item (1)                        4,297          --               902          2,003          7,202
Net income                                   11,895         11,634         21,378         32,225         77,132
Earnings per share:
  Income before extraordinary item             $.32           $.23           $.44           $.68          $1.64
  Net income                                   $.24           $.23           $.42           $.64          $1.49


(1) See Note 3.
(2) Includes cumulative effect of change in accounting for income taxes of $1,277 in the fiscal 1994 first quarter. See Note 6.


In the first and second fiscal quarters, within the Food, Leisure and Support Services Segment there is a lower level of activity at the higher margin leisure and recreational food service operations which is partly offset by increased activity in the educational market. In addition, there is a seasonal increase in volume of directly marketed work clothing and casual apparel during the first quarter. Whereas in the third and fourth fiscal quarters, there is a significant increase at leisure and recreational accounts which is partially offset by the effect of summer closings in the educational market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BUSINESS SEGMENTS:

The Company provides or manages services in the following business segments:

Food, Leisure and Support Services - Food, refreshment, specialized dietary and support services, including maintenance and housekeeping, provided to business, educational, governmental and medical institutions and in recreational and other facilities serving the general public. Fiscal 1994 operating income includes a $5.8 million gain on the sale of stock of an affiliate and the 1993 operating income includes a $15 million gain from a divestiture and a reserve of approximately $18 million for potential adjustments as described in Note 2. The 1994 segment operating results have been adversely impacted by the U.S. Major League Baseball strike which began on August 12. Had the strike not occurred, it is estimated that segment revenues and operating income would have been approximately 2% and 6% greater than the reported results, respectively. Also, total Company operating income and income before extraordinary items would have been approximately 3% and 5% higher, respectively.

Uniform Services - Rental of personalized work apparel and linens for business and institutions on a contract basis and the direct marketing of work clothing, casual apparel, and accessories.

Health and Education Services - General management of child care centers, and specialized services to emergency rooms, and other hospital specialties, and medical services to correctional institutions. As described in Note 2, the Company divested Living Centers, the operator of nursing care facilities, in February 1992 and sold its remaining Living Centers common stock during fiscal 1993. Revenues related to Living Centers for fiscal 1992 were $132.8 million. The Health and Education Services segment operating income for fiscal 1992 includes a divestiture gain of $13 million, as described in Note 2. Approximately 40% of the segment operating income for fiscal 1992 was related to Living Centers, including the 1992 divestiture gain. The operating income of this segment, excluding Living Centers results, was $32.5 million in 1992.

Distributive Services - Wholesale distribution of magazines and other published materials to retail locations patronized by the general public.

Revenues by segment are substantially comprised of services to unaffiliated customers and clients. Operating income reflects expenses directly related to individual segments plus an allocation of expenses applicable to more than one segment. General corporate expenses include expenses not specifically identifiable with an individual segment. Fiscal 1994 expenses include unusual costs related to several corporate development and strategic initiatives, including costs related to a change in corporate identity. In 1992 unusual costs were incurred in connection with a potential acquisition and several special development programs. Direct selling expenses are approximately 1% of revenues for fiscal 1994, 1993 and 1992. Corporate assets consist principally of goodwill not allocable to any individual segment and other noncurrent assets.

                                            Revenues                               Operating Income
                                ---------------------------------           -----------------------------------
                                1994          1993           1992           1994           1993            1992
                               -----          ----           ----           ----           ----            ----
                                                                 (in millions)
Food, Leisure &
   Support Services            $3,274.3      $3,149.6      $3,151.8          $138.4        $137.4        $133.2
Uniform Services                  810.5         731.0         632.9            96.0          87.6          76.5
Health & Education                673.3         619.3         687.3            37.2          33.7          53.0
Distributive                      403.5         390.8         393.3            26.5          24.8          27.1
                               --------      --------      --------          ------        ------       -------
Total                          $5,161.6      $4,890.7      $4,865.3           298.1         283.5         289.8
                               ========      ========      ========
General Corporate and Other Expenses                                          (30.8)        (22.6)        (28.2)
Gain on Sale of Remaining Living Centers Common Stock                           -             8.0          -
                                                                             ------        ------       -------
Operating Income                                                              267.3         268.9         261.6
Gain on Issuance of Stock by an Affiliate                                       4.7          -             -
Interest expense, net                                                        (108.5)       (125.7)       (137.9)
                                                                             ------        -------      -------
Income Before Income Taxes, Minority Interest,
   Extraordinary Item, and Accounting Change                                 $163.5       $ 143.2       $ 123.7
                                                                             ======       =======       =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and Amortization, Capital Expenditures and Identifiable Assets

                                         Depreciation                                   Capital
                                        and Amortization                              Expenditures
                                  -------------------------------              ---------------------------------
                                  1994        1993           1992              1994        1993             1992
                                  ----        ----           ----              ----        ----             ----
                                                                  (in millions)

Food, Leisure &
  Support Services              $  85.5       $  76.6        $  75.9       $  83.2         $  82.4          $104.2
Uniform Services                   36.3          33.9           26.4          39.9            37.9            67.1
Health & Education                 16.5          15.1           18.5          18.4            22.5            15.6
Distributive                        2.3           2.1            2.2           2.0             1.4             1.8
                                 ------        ------         ------        ------          ------          ------
                                  140.6         127.7          123.0         143.5           144.2           188.7

Corporate                           3.2           2.8            2.8           3.0             2.5             1.5
                                 ------        ------         ------        ------          ------          ------
                                 $143.8        $130.5         $125.8        $146.5          $146.7          $190.2
                                 ======        ======         ======        ======          ======          ======



                                          Identifiable Assets
                                -------------------------------------
                                1994            1993            1992
                                ----            ----            ----
                                            (in millions)

Food, Leisure &
  Support Services             $1,085.7        $1,054.6        $1,046.5
Uniform Services                  608.7           570.7           567.6
Health & Education                280.2           261.3           241.0
Distributive                       74.2            65.6            69.1
                               --------        --------        --------
                                2,048.8         1,952.2         1,924.2

Corporate                          73.2            88.4            80.8
                               --------        --------        --------

                               $2,122.0        $2,040.6        $2,005.0
                               ========        ========        ========






Most services are provided in the United States, with operations also being conducted in Belgium, Canada, the Czech Republic, Germany, Hungary, Japan, Korea, Mexico, Spain and the United Kingdom. The Company's non-U.S. operations for each year contributed approximately 15% of total revenues and 9% of total operating income, and identifiable assets for these operations were approximately 11% of the total.

                      ARAMARK CORPORATION AND SUBSIDIARIES
          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              ARAMARK CORPORATION
                                 BALANCE SHEETS
                     SEPTEMBER 30, 1994 AND OCTOBER 1, 1993
                                 (in thousands)

                                     ASSETS

                                                            1994         1993
                                                       -----------   ----------
Current Assets:
         Receivables                                   $      498    $      341
         Inventories                                          187           270
         Prepayments                                        2,032         1,411
                                                       -----------   ----------

                 Total current assets                       2,717         2,022
                                                       -----------   ----------

Property & Equipment, net                                   9,436         7,857

Investment in Subsidiaries                                634,154       611,573

Notes Receivable from ARAMARK Services, Inc.              225,000       400,000

Other Assets                                                6,634         6,304
                                                       -----------   ----------

                                                       $  877,941    $1,027,756
                                                       ===========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                              $   12,832    $   10,457
         Accrued expenses                                  23,093        25,760
                                                       -----------   ----------

                 Total current liabilities                 35,925        36,217
                                                       ----------    ----------

Long-Term Borrowings                                      290,414       474,875

Other Noncurrent Liabilities                               45,217        39,048

Payable to Subsidiaries                                   303,035       331,892

Common Stock Subject to Potential Repurchase Under
  Provisions of Shareholders' Agreement                    20,791        21,651

Shareholders' Equity Excluding Common Stock
  Subject to Repurchase:
         Series C preferred stock, redemption
           value $1,000                                    16,949        34,596
         Class A common stock, par value $.01                  21            21
         Class B common stock, par value $.01                 243           243
         Earnings retained for use in the business        178,587       104,827
         Cumulative translation adjustment                  7,550         6,037
         Impact of potential repurchase feature of
            common stock                                  (20,791)      (21,651)
                                                       ----------    ----------

                 Total                                    182,559       124,073
                                                       ----------    ----------

                                                       $  877,941    $1,027,756
                                                       ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                              ARAMARK CORPORATION
                              STATEMENTS OF INCOME

                 FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1994,
                      OCTOBER 1, 1993 AND OCTOBER 2, 1992
                                 (in thousands)


                                                                        1994             1993             1992
                                                                       -------         --------        ---------
Equity in Net Income of Subsidiaries                                   $86,079         $ 67,640         $ 67,381
                                                                       -------         --------         --------
Gain on Divestiture of an affiliate                                      -               14,570            -
                                                                       -------         --------         --------

Management Fee Income                                                   67,571           49,592           48,426
                                                                       -------         --------         --------

General and Administrative Expenses                                     45,808           27,652           26,156
                                                                       -------         --------         --------

Interest (Income) Expense -

                Intercompany interest income                           (38,778)         (36,774)         (37,481)

                Interest expense                                        47,746           54,503           54,491
                                                                       -------         --------         --------

Interest Expense, net                                                    8,968           17,729           17,010
                                                                       -------         --------         --------

                Income before income taxes                              98,874           86,421           72,641

Provision for Income Taxes                                               5,118            6,748            1,943
                                                                       -------         --------         --------

Income Before Extraordinary Item                                        93,756           79,673           70,698

Extraordinary Item Due to Early Extinguishments
   of Debt (net of income taxes of $5,118
  in 1994, $1,670 in 1993 and $1,943 in 1992)                            7,677            2,541            3,317
                                                                        -------         -------         --------


                Net income                                              $86,079         $77,132          $67,381
                                                                       ========         ========         ========










   The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                              ARAMARK CORPORATION
                            STATEMENTS OF CASH FLOWS

                 FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1994,
                      OCTOBER 1, 1993 AND OCTOBER 2, 1992
                                 (in thousands)


                                                                           1994             1993            1992
                                                                          -------          -------          -------

Cash flows from operating activities:
       Net income                                                        $ 86,079        $ 77,132         $ 67,381
       Equity in net income of subsidiaries                               (86,079)        (67,640)         (67,381)
       Extraordinary item                                                   7,677           2,541            3,317
       Gain on divestiture                                                    -           (14,570)             -
       Other, primarily noncash working capital                           (8,408)           4,298             (547)
                                                                          -------          -------          -------
Net cash provided by (used in) operating activities                         (731)           1,761            2,770
                                                                          -------          -------          -------


Cash flows from investing activities:
       Purchases of property and equipment                                 (3,023)         (2,486)          (1,480)
       Other                                                                2,072             120              140
                                                                          -------          -------          -------

Net cash used in investing activities                                        (951)         (2,366)          (1,340)
                                                                          -------          -------          -------


Cash flows from financing activities:
       Proceeds from additional long-term borrowings                          -            100,000            -
       Payment of long-term borrowings including
          premiums                                                       (194,694)        (45,470)          (3,952)
       Change in notes receivable from
          ARAMARK Services, Inc.                                          175,000        (100,000)             -
       Change in intercompany payable to
          subsidiaries                                                     54,253         106,702            8,491
       Redemption of preferred stock                                      (17,647)           (137)             -
       Proceeds from issuance of common stock                              12,416           9,462            8,675
       Repurchase of common stock                                         (25,729)        (45,795)         (14,644)
       Payment of special dividend                                            -           (24,157)             -
       Dividends paid to preferred shareholders                            (1,917)            -                -
                                                                          -------          -------          -------

Net cash provided by (used in) financing activities                         1,682             605           (1,430)
                                                                          -------          -------          -------

Change in cash                                                            $  -             $   -            $   -
                                                                          =======          =======          =======




The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
    SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                              ARAMARK CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


Note 1.

         These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto beginning on page S-4.

         Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis.

         Other assets consist primarily of long-term receivables arising from the divestiture of subsidiaries.

         Other noncurrent liabilities consist primarily of deferred compensation and subordinated installment notes arising from repurchases of common stock.


Note 2.

         During fiscal 1993, certain subsidiaries of the Company made a dividend distribution totaling approximately $140 million. This transaction resulted in a reduction in the payable to subsidiaries.


Note 3.

         The Company has guaranteed certain obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, primarily those incurred pursuant to the Credit Agreement borrowings. See Note 4 to the Company's consolidated financial statements. Total guarantees were $725 million on September 30, 1994.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      SCHEDULE V - PROPERTY AND EQUIPMENT
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994


                                                               Additions, at Cost
                                                          ------------------------------
                                      Balance, as of     Acquisition                  Retirements,                  Balance, as of
                                         October 1,          of                        Including                    September  30,
Classification                             1993          Businesses(1)     Other      Divestitures     Other(2)          1994
- --------------                       ---------------    --------------  -----------   ------------     --------     --------------
                                                                         (in thousands)



Land, buildings and improvements       $  355,744       $   --          $   24,815    $   13,716     $   12,828       $  379,671



Service equipment and fixtures            783,393              573         121,120        17,064            112          888,134



Leased property under capital
   leases                                   8,204           --              --             --             --               8,204
                                       ----------       ----------      ----------    -----------    ----------       ----------


               Total                   $1,147,341       $      573      $  145,935    $   30,780     $   12,940       $1,276,009
                                       ==========       ==========      ==========    ==========     ==========       ==========



(1) Represents the fair market value at the date of acquisition of assets acquired in business combinations accounted for as purchases.


(2) Reflects primarily the adoption of SFAS No. 109 and the impact of currency translation.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      SCHEDULE V - PROPERTY AND EQUIPMENT
                   FOR THE FISCAL YEAR ENDED OCTOBER 1, 1993


                                                                 Additions, at Cost
                                                             ------------------------
                                            Balance, as of     Acquisition                Retirements,               Balance, as of
                                               October 2,          of                      Including                    October 1,
Classification                                   1992         Businesses(1)     Other     Divestitures    Other(2)         1993
- --------------                              -------------     -------------    -------    -------------   --------    -------------
                                                                            (in thousands)

Land, buildings and improvements              $  349,648     $        9     $   30,875     $   12,285     $  (12,503)     $  355,744



Service equipment and fixtures                   672,753          4,535        111,246         14,512          9,371         783,393



Leased property under capital
   leases                                          9,956           --             --            1,752           --             8,204

                                              ----------    -----------    -----------    -----------    -----------      ----------

               Total                          $1,032,357     $    4,544     $  142,121     $   28,549     $   (3,132)     $1,147,341
                                              ==========     ==========     ==========     ==========     ===========     ==========



(1) Represents the fair market value at the date of acquisition of assets acquired in business combinations accounted for as purchases.


(2) Reflects the impact of currency translation and reclassification of assets between categories.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      SCHEDULE V - PROPERTY AND EQUIPMENT
                   FOR THE FISCAL YEAR ENDED OCTOBER 2, 1992


                                                               Additions, at Cost
                                                             ------------------------
                                            Balance, as of    Acquisition                  Retirements,              Balance, as of
                                            September  27,       of                         Including                  October 2,
Classification                                  1991         Businesses(1)    Other        Divestitures    Other(2)       1992
- --------------                              --------------   ------------     -----        ------------    --------    ------------
                                                                        (in thousands)


Land, buildings and improvements              $  426,944     $   13,038     $   33,755     $  123,425     $     (664)     $  349,648



Service equipment and fixtures                   572,141         17,864        123,558         40,683           (127)        672,753



Leased property under capital
   leases                                         10,213          1,994           --            2,251           --             9,956
                                             -----------   ------------    -----------    ------------   -----------     -----------


               Total                          $1,009,298     $   32,896     $  157,313     $  166,359     $     (791)     $1,032,357
                                             ===========    ===========     ===========    ============   ===========     ==========


(1) Represents the fair market value at the date of acquisition of assets acquired in business combinations accounted for as purchases.


(2)   Reflects the impact of currency translation.



                                               ARAMARK CORPORATION AND SUBSIDIARIES
                                     SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                                                     OF PROPERTY AND EQUIPMENT
                                           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994


                                                               Balance, as of     Charged            Retirements,    Balance, as of
                                                                 October 1,         to                Including      September  30,
Classification                                                      1993          Income(1)          Divestitures        1994
- --------------                                                 --------------     ----------         -------------   --------------
                                                                                         (in thousands)



Buildings and improvements                                     $103,888           $ 17,564           $  4,299        $117,153



Service equipment and fixtures                                  390,183             89,243              8,067         471,359



Leased property under capital leases                              4,891                699               --             5,590
                                                               --------          ---------           --------        --------


             Total                                             $498,962           $107,506           $ 12,366        $594,102
                                                               =========          =========          ========        ========


(1) Reference is made to Note 1 of the consolidated financial statements concerning the Company's depreciation policies.

                      ARAMARK CORPORATION AND SUBSIDIARIES
            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT
                   FOR THE FISCAL YEAR ENDED OCTOBER 1, 1993



                                                     Balance, as of       Charged     Retirements,                  Balance, as of
                                                       October 2,            to        Including                      October 1,
Classification                                           1992             Income(1)   Divestitures       Other (2)        1993
- --------------                                      ---------------       --------     -------------     ----------   -------------
                                                                                   (in thousands)
Buildings and improvements                             $ 97,822           $ 15,547      $  7,282         $(2,199)       $103,888



Service equipment and fixtures                          315,128             82,987        10,131           2,199         390,183



Leased property under capital leases                      4,772                441           322             --            4,891
                                                       ---------          --------      ---------        -------        --------


             Total                                     $417,722           $ 98,975      $ 17,735         $   --         $498,962
                                                       ========           ========      =========        =======        ========




(1) Reference is made to Note 1 of the consolidated financial statements concerning the Company's depreciation policies.

(2)  Reflects reclassification between categories.

                      ARAMARK CORPORATION AND SUBSIDIARIES
            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                           OF PROPERTY AND EQUIPMENT
                   FOR THE FISCAL YEAR ENDED OCTOBER 2, 1992



                                                                 Balance, as of     Charged          Retirements,    Balance, as of
                                                                 September  27,        to             Including         October 2,
Classification                                                        1991          Income(1)        Divestitures          1992
- --------------                                                   --------------     ---------        ------------    --------------
                                                                                            (in thousands)

Buildings and improvements                                         $ 93,368           $ 18,014           $ 13,560           $ 97,822



Service equipment and fixtures                                      254,575             79,740             19,187            315,128



Leased property under capital leases                                  4,309              1,367                904              4,772
                                                                  ---------          ---------          ----------         ---------


             Total                                                 $352,252           $ 99,121           $ 33,651           $417,722
                                                                   =========          =========          ==========         ========




(1) Reference is made to Note 1 of the consolidated financial statements concerning the Company's depreciation policies.

                      ARAMARK CORPORATION AND SUBSIDIARIES
         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1994,
                      OCTOBER 1, 1993 AND OCTOBER 2, 1992


                                                                            Additions             Reductions
                                                                   ----------------------   ------------------------
                                                    Balance,       Acquisition              Divestiture   Deductions    Balance,
                                                 Beginning of          of       Charged to     of           from         End of
Description                                       Fiscal Year      Businesses     Income    Businesses   Reserves (1)  Fiscal Year
- -----------                                     -------------     ------------  ----------  -----------  ------------  -----------
                                                                              (in thousands)
Fiscal Year 1994

Reserve for doubtful accounts,
advances & current notes receivable                    $10,242       $ 1,288     $ 6,141      $   --       $ 5,248       $12,423
                                                       =======       =======     =======      =======      =======      ========


Fiscal Year 1993

Reserve for doubtful accounts,
advances & current notes receivable                    $ 9,881       $    37     $ 7,425       $    19     $ 7,082       $10,242
                                                       =======       =======     =======      ========     =======      ========



Fiscal Year 1992

Reserve for doubtful accounts,
advances & current notes receivable                    $13,178       $   730     $ 7,136       $ 2,939     $ 8,224       $ 9,881
                                                       =======       =======     =======      ========     =======      ========



(1)   Allowances granted and amounts determined not to be collectible.

                      ARAMARK CORPORATION AND SUBSIDIARIES

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                 FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1994,
                      OCTOBER 1, 1993 AND OCTOBER 2, 1992

                                 (in thousands)


                                                                                      1994               1993                1992
                                                                                    --------            --------            -------
Maintenance and repairs                                                             $ 47,190            $ 42,104            $ 46,241

Depreciation and amortization of intangible assets                                   143,763             130,511             125,798

Rents                                                                                121,176             119,372             118,475

Taxes, other than payroll and income taxes (1)                                          --                  --                  --

Royalties (1)                                                                           --                  --                  --

Advertising Costs (1)                                                                   --                  --                  --












(1) Not presented because each amount was less than one percent of revenues.

                            INDEX TO EXHIBITS


 3.1    Restated Certificate of Incorporation.

 3.2 Corporate By-laws, as amended, are incorporated by reference to the Company's Registration Statement of Form S-8 (No. 33-14365).

 4.1    Amended and Restated Stockholders' Agreement.

 4.2    Amended and Restated Registration Rights Agreement is incorporated by reference to the
        Company's quarterly report on Form 10-Q for the fiscal quarter ended April 1, 1988.

        Long-term debt instruments authorizing debt which does not exceed 10% of the total consolidated assets of the Company are not filed herewithin but will be furnished on request of the Commission.

10.1    Agreement relating to employment and post-employment competition dated December 21, 1983 with
        Richard H. Vent is incorporated by reference to the Company's Annual Report on
        Form 10K for the fiscal year ended October 2, 1987.

10.2    Summary Employment, Consulting and Retirement Agreement dated October 16, 1984 with
        Davre J. Davidson is incorporated by reference to ARAMARK's Annual Report on Form
        10K for the fiscal year ended September 28, 1984.

10.3    Agreement relating to employment and post-employment competition dated May 6, 1986 with
        James E. Ksansnak is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1989.

10.4    Agreement relating to employment and post-employment competition dated October 4, 1991 with
        William Leonard is incorporated by reference to the Company's Annual Report on Form 10-K for the
        fiscal year ended October 1, 1993.

10.5    Restated Employment Agreement dated November 13, 1991 with Joseph Neubauer is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended
        September 27, 1991.

10.6    Agreement relating to employment and post-employment competition dated October 1, 1991 with Julian L. Carr, Jr.

10.7    Amended and Restated Credit and Guaranty Agreement dated as of March 12, 1993.

11      Computation of Earnings Per Share.

12      Ratio of Earnings to Fixed Charges.

21      Subsidiaries of Registrant.

23.1    Consent of Arthur Andersen LLP, Independent Public Accountants.

23.2    Consent of Ernst & Young, Chartered Accountants.

24      Powers of Attorney.

27      Financial Data Schedule.