Form 10-Q
period 1994-12-30
ARAMARK CORP
filed 1995-02-10
CIK 757523

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 30, 1994   Commission file number 1-8827
                               ------------------


                              ARAMARK CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                               23-2319139
- -------------------------------------------------------------------------------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification Number)


        The ARAMARK Tower
        1101 Market Street
        Philadelphia, Pennsylvania                      19107
- --------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


                                 (215) 238-3000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes     X       No
                                         -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class A common stock outstanding at January 27, 1995:   2,120,764 shares
Class B common stock outstanding at January 27, 1995:  26,222,690 shares
- --------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- ------

                      ARAMARK CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                 (In Thousands)

                                     ASSETS
                                     -------


                                                                December 30,         September 30,
                                                                   1994                 1994
                                                                ------------         -------------
Current Assets:
        Cash and cash equivalents                               $   18,322            $   27,426
        Short-term investments held by the
          Canadian subsidiary                                         --                  16,203
        Receivables                                                441,342               433,550
        Inventories, at lower of cost or market                    267,729               256,950
        Prepayments and other current assets                       129,781                69,865
                                                                ----------            ----------
                Total current assets                               857,174               803,994
                                                                ----------            ----------
Property and Equipment, net                                        688,052               681,907
Goodwill                                                           447,600               438,725
Other Assets                                                       321,930               197,324
                                                                ----------            ----------
                                                                $2,314,756            $2,121,950
                                                                ==========            ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
Current Liabilities:
        Current maturities of long-term borrowings             $    10,578           $     9,391
        Accounts payable                                           341,766               372,908
        Accrued expenses and other liabilities                     409,657               374,902
                                                                ----------            ----------
                Total current liabilities                          762,001               757,201
                                                                ----------            ----------
Long-Term Borrowings                                             1,161,101               981,949
Deferred Income Taxes and Other Noncurrent Liabilities             171,177               168,638
Minority Interest                                                      192                10,812
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                            21,612                20,791
Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
        Series C preferred stock, redemption value $1,000           16,666                16,949
        Class A common stock, par value $.01                            21                    21
        Class B common stock, par value $.01                           244                   243
        Capital surplus                                                 47                    --
        Earnings retained for use in the business                  199,083               178,587
        Cumulative translation adjustment                            4,224                 7,550
        Impact of potential repurchase feature of
          common stock                                             (21,612)              (20,791)
                                                                ----------            ----------

                Total                                              198,673               182,559
                                                                ----------            ----------
                                                               $ 2,314,756           $ 2,121,950
                                                               ===========           ===========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                    (In Thousands, Except Per Share Amounts)


                                                            For the Three Months Ended
                                                        ------------------------------------
                                                        December 30,            December 31,
                                                            1994                   1993
                                                        ------------            ------------
Revenues                                                 $ 1,380,516            $ 1,292,020
                                                         -----------            -----------
Costs and Expenses:

        Cost of services provided                          1,264,665              1,179,726
        Depreciation and amortization                         37,013                 34,381
        Selling and general corporate expenses                18,629                 16,403
                                                         -----------            -----------
                                                           1,320,307              1,230,510
                                                         -----------            -----------
        Operating income                                      60,209                 61,510

Interest Expense, net                                         25,433                 29,481
                                                         -----------            -----------

        Income before income taxes                            34,776                 32,029

Provision for Income Taxes                                    14,064                 13,140

Minority Interest                                                (41)                   502
                                                         -----------            -----------
Income before Cumulative Effect of Change
   in Accounting for Income Taxes and
   Extraordinary Item                                         20,753                 18,387

Cumulative Effect of Change in Accounting
   for Income Taxes                                             --                    1,277

Extraordinary Item Due to Early Extinguishment of Debt
  (net of income taxes of $468)                                 --                      702
                                                         -----------            -----------

        Net income                                       $    20,753            $    16,408
                                                         ===========            ===========

Earnings Per Share:
        Income before cumulative effect of change
           in accounting for income taxes and
           extraordinary item                                   $.42                   $.36
        Net income                                              $.42                   $.32
                                                                ====                   ====

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In Thousands)

                                                               For the Three Months Ended
                                                             -------------------------------
                                                             December 30,       December 31,
                                                                 1994              1993
                                                             ------------       ------------
Cash flows from operating activities:
        Net income                                           $  20,753          $  16,408
        Adjustments to reconcile net income to net
          cash used in operating activities:
                Depreciation and amortization                   37,013             34,381
                Income taxes deferred                           (1,233)            (1,067)
                Minority interest                                  (41)               502
                Extraordinary item                                --                  702
                Cumulative effect of accounting change            --                1,277
        Changes in noncash working capital                     (79,340)           (62,261)
        Other operating activities                              (5,367)            (2,189)
                                                             ---------          ---------
Net cash used in operating activities                          (28,215)           (12,247)
                                                             ---------          ---------

Cash flows from investing activities:
        Purchases of property and equipment                    (38,624)           (28,213)
        Disposals of property and equipment                      2,923              4,209
        Sale of investments                                     16,203              6,194
        Purchase of subsidiary stock                           (19,758)              --
        Acquisition of certain businesses                     (115,680)            (3,472)
        Other investing activities                               2,306               (814)
                                                             ---------          ---------
Net cash used in investing activities                         (152,630)           (22,096)
                                                             ---------          ---------
Cash flows from financing activities:
        Proceeds from additional long-term borrowings          179,541             49,163
        Payment of long-term borrowings including premiums      (6,202)           (20,666)
        Other financing activities                              (1,598)              (262)
                                                             ---------          ---------
Net cash provided by financing activities                      171,741             28,235
                                                             ---------          ---------
Decrease in cash and cash equivalents                           (9,104)            (6,108)
Cash and cash equivalents, beginning of period                  27,426             27,801
                                                             ---------          ---------
Cash and cash equivalents, end of period                     $  18,322          $  21,693
                                                             =========          =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
        -------------------------------------------

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

(2)     ACQUISITIONS:
        ------------

        During the first quarter, the Company acquired Harry M. Stevens, a provider of food and support services to stadiums and arenas, and Rainier News a magazine distribution company, for approximately $130 million in cash, notes and preferred stock. Due to the timing of the Harry M. Stevens acquisition, an appraisal of the assets acquired is not yet completed and, accordingly, the investment is included in the condensed consolidated balance sheet as "Other Assets."

        The Company has a definitive agreement to purchase the TW Recreational Services subsidiary of Flagstar Companies, Inc. for approximately $130 million. The acquisition is subject to certain third party approval.

        During the first quarter, the Company completed the buyback of the remaining minority interest of its Canadian subsidiary for cash consideration of $19.8 million.

(3)     NEW ACCOUNTING PRONOUNCEMENTS:
        -----------------------------

        During the first quarter of fiscal 1995, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 112, "Employers Accounting for Postemployment Benefits", SFAS 114, "Accounting by Creditors for Impairment of a Loan", and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of these standards was not material to the Company's consolidated financial statements.

(4)     DEBT:
        ----

        During the first quarter of fiscal 1995, the Company increased the borrowing limits under its credit facility to $1 billion from $800 million. The additional borrowing capacity is reduced on a pro-rata basis over the existing quarterly commitment reduction schedule.

(5)     CAPITAL STOCK:
        -------------

        During the first quarter of fiscal 1995, pursuant to the ARAMARK Ownership Program, employees purchased 327,660 shares or $1.7 million of Class B Common Stock for $0.8 million cash plus $0.9 million of deferred payment obligations.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(6)     SUPPLEMENTAL CASH FLOW INFORMATION:
        ----------------------------------

        The Company made interest payments of $24.7 million and $20.6 million and income tax payments of $14.3 million and $9.5 million during the first quarter of fiscal 1995 and 1994, respectively. During the first quarter of fiscal 1995, the Company purchased $2.8 million of its Class B Common Stock, issuing $1.3 million in subordinated installment notes as partial consideration, and contributed $1.3 million of Class A Common Stock to its employee benefit plans. In connection with the acquisitions described in Note 2, the Company issued promissory notes and preferred stock of a subsidiary totaling $9 million.

(7)     ARAMARK SERVICES, INC. AND SUBSIDIARIES:
        ---------------------------------------

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

                                                 For the Three Months Ended
                                                 ----------------------------
                                                 December 30,    December 31,
                                                      1994           1993
                                                 ------------    ------------
                                                      (in millions)

        Revenues                                      $753.9       $715.5
        Cost of services provided                      705.1        670.0
        Income before cumulative effect of
           change in accounting for income
           taxes                                         9.8          5.4
        Cumulative effect of change in
           accounting for income taxes                   --           0.3
        Net income                                       9.8          5.1


                                                 December 30,    September 30,
                                                    1994            1994
                                                 ------------    -------------
                                                        (in millions)
        Current assets                              $  350.4      $  355.8
        Noncurrent assets                            1,346.1       1,223.8
        Current liabilities                            444.0         398.8
        Noncurrent liabilities                       1,171.2       1,093.6
        Minority interest                                0.2          10.8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------

Overview
- --------

Revenues of $1.4 billion for the first quarter of fiscal 1995 were 7% higher than the prior year period. First quarter operating income of $60.2 million was $1.3 million or 2% lower than the prior year period. The decrease is primarily attributable to the National Hockey League and Major League Baseball strikes in the United States and Canada, partially offset by improved operating earnings in certain business segments as discussed below. In addition, the Company incurred expenses in connection with the change in corporate identity. It is estimated that had the strikes not occurred, the Company's fiscal 1995 first quarter revenues, operating income and net income would have been 1%, 3% and 6% higher, respectively.

The Company's operating income margin decreased to 4.4% in 1995 from 4.8% in 1994. The decrease in margin is due primarily to the baseball and hockey strikes and increased general corporate expenses referred to above.


First quarter interest expense declined $4.0 million or 14% due primarily to the favorable impact of refinancing certain of the Company's subordinated debentures during 1994. Fiscal 1995 first quarter income before cumulative effect and extraordinary item was $20.7 million or a 13% increase over the prior year first quarter.

Segment Results
- ---------------

Food, Leisure and Support Services segment revenues increased 4% due primarily to new accounts and increased volume at both domestic and international food businesses, partially offset by the impact of the National Hockey League and Major League Baseball strikes. Uniform Services segment revenues increased 14%, reflecting increased volume at uniform rental operations and WearGuard. Health & Education segment revenues increased 12% resulting from new contracts at Spectrum Healthcare Services and continued enrollment and tuition increases at Children's World. Distributive segment revenues increased 4% from increased unit volume and the effect of the first quarter acquisition.

Food, Leisure and Support Services segment operating income increased 1% as a result of increased revenues in the domestic food businesses, partially offset by the impact of the hockey and baseball strikes and continuing start-up problems of the Spanish foodservice business. Had the strikes not occurred, it is estimated that Food, Leisure and Support segment fiscal 1995 first quarter operating income would have been 8% higher. Uniform Services operating income increased 7% due to the higher volume, partially offset by increases in merchandise and other operating costs. Health & Education segment operating income decreased 3%, due to new contract start-up costs and increased operating costs at Spectrum Healthcare Services, partially offset by volume related improvements in operating income at Children's World. Distributive segment operating income decreased 11% due to higher operating expenses.

On January 11, 1995, the National Hockey League entered into a new labor accord. A shortened hockey season began on January 20, 1995. As of February 10, 1995, the Major League Baseball strike continues. Management cannot currently predict the impact the strike may have on fiscal 1995 operating results if the strike continues into the 1995 baseball season.

FINANCIAL CONDITION
- -------------------

The Company's indebtedness increased $180 million during the first quarter of fiscal 1995, principally to finance acquisitions (see note 2 to the condensed consolidated financial statements), capital expenditures and a seasonal increase in working capital. During the first quarter, the Company increased its borrowing limit under its credit facility to $1 billion (see note 4). The Company currently has approximately $350 million of unused committed credit availability under this facility, which management believes, along with cash flows from operations, is sufficient to fund operating requirements and the potential acquisition (see note 2).

        PART II - OTHER INFORMATION



Items 1 through 4 are not applicable.
- -------------------------------------
Item 5:         None
- ------

Item 6: Exhibits and Reports on Form 8-K
- ------  --------------------------------
        (a)   Exhibit 11 - Computation of Fully Diluted Earnings Per Share

        (b)   None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ARAMARK CORPORATION





February 10, 1995                      s/Alan J. Griffith
                                       -------------------------------------
                                       Alan J. Griffith
                                       Controller and Chief Accounting Officer