Form 10-Q/A
period 1994-12-30
ARAMARK CORP
filed 1995-03-21
CIK 757523

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


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

REASONS FOR FILING AMENDED FORM 10-Q:

    ARAMARK Corporation is filing this Form 10-Q/A to:

    (a) revise Part II, Item 6 - Exhibits and Reports on Form 8-K, to list
Exhibit 27 - Financial Data Schedule (see below); and

    (b) file Exhibit 27, Financial Data Schedule.



- ------------------------------------------------------------------------------


                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------
      (a)(1) Exhibit 11 - Computation of Fully Diluted Earnings Per Share
      (a)(2) Exhibit 27 - Financial Data Schedule
      (b)    None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ARAMARK CORPORATION





March 21, 1995                     /s/ Alan J. Griffith
                                       -------------------------------------
                                       Alan J. Griffith
                                       Controller and Chief Accounting Officer