Form 10-Q
period 1995-03-31
ARAMARK CORP
filed 1995-05-15
CIK 757523

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended March 31, 1995

                         Commission file number 1-8827


                              ARAMARK CORPORATION
             (Exact name of registrant as specified in its charter)



           Delaware                                      23-2319139
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)


              ARAMARK TOWER
           1101 Market Street
      Philadelphia, Pennsylvania                              19107
(Address of principal executive offices)                   (Zip Code)

                                 (215) 238-3000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes     X         No
                                                       ----           ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class A common stock outstanding at April 28, 1995:     2,163,931
Class B common stock outstanding at April 28, 1995:    24,844,868

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ARAMARK CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                 (In Thousands)



                                                     ASSETS
                                                                            March 31,           September 30,
                                                                              1995                 1994
                                                                          ------------         -------------
Current Assets:
       Cash and cash equivalents                                            $   19,552           $    27,426
       Short-term investments held by the
         Canadian subsidiary                                                    --                    16,203
       Receivables                                                             437,149               433,550
       Inventories, at lower of cost or market                                 274,602               256,950
       Prepayments and other current assets                                    104,774                69,865
                                                                            ----------           -----------

              Total current assets                                             836,077               803,994
                                                                            ----------           -----------

Property and Equipment, net                                                    709,016               681,907
Goodwill                                                                       492,461               438,725
Other Assets                                                                   251,043               197,324
                                                                            ----------           -----------

                                                                            $2,288,597            $2,121,950
                                                                            ==========            ==========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Current maturities of long-term borrowings                           $    8,062           $     9,391
       Accounts payable                                                        323,045               372,908
       Accrued expenses and other liabilities                                  400,240               374,902
                                                                            ----------           -----------

              Total current liabilities                                        731,347               757,201
                                                                            ----------           -----------

Long-Term Borrowings                                                         1,139,043               981,949
Deferred Income Taxes and Other Noncurrent Liabilities                         181,247               168,638
Minority Interest                                                                  316                10,812
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                                        22,315                20,791

Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
       Class C preferred stock, redemption value $1,000                         15,698                16,949
       Class A common stock, par value $.01                                         21                    21
       Class B common stock, par value $.01                                        256                   243
       Capital surplus                                                             521                 --
       Earnings retained for use in the business                               212,160               178,587
       Cumulative translation adjustment                                         7,988                 7,550
       Impact of potential repurchase feature of
         common stock                                                          (22,315)              (20,791)
                                                                            ----------           -----------

              Total                                                            214,329               182,559
                                                                            ----------           -----------

                                                                            $2,288,597            $2,121,950
                                                                            ==========            ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                                    For the Three Months Ended          For the Six Months Ended
                                                                   -----------------------------      -----------------------------
                                                                     March 31,        April 1,          March 31,         April 1,
                                                                       1995             1994               1995             1994
                                                                   -----------       -----------       -----------       -----------
Revenues                                                           $ 1,364,518       $ 1,257,614       $ 2,745,034       $ 2,549,634
                                                                   -----------       -----------       -----------       -----------

Costs and Expenses:

       Cost of services provided                                     1,255,607         1,156,230         2,520,272         2,335,956
       Depreciation and amortization                                    39,034            34,845            76,047            69,226
       Selling and general corporate expenses                           18,431            17,069            37,060            33,472
                                                                   -----------       -----------       -----------       -----------

                                                                     1,313,072         1,208,144         2,633,379         2,438,654
                                                                   -----------       -----------       -----------       -----------

       Operating income                                                 51,446            49,470           111,655           110,980

Interest Expense, net                                                   29,442            28,275            54,875            57,756
                                                                   -----------       -----------       -----------       -----------

       Income before income taxes                                       22,004            21,195            56,780            53,224

Provision for Income Taxes                                               8,548             7,750            22,612            20,890

Minority Interest                                                          106               321                65               823
                                                                   -----------       -----------       -----------       -----------

Income before Cumulative Effect of Change
     in Accounting for Income Taxes and
     Extraordinary Item                                                 13,350            13,124            34,103            31,511
Cumulative Effect of Change in Accounting
     for Income Taxes                                                     --                --                --               1,277
Extraordinary Item due to Early Extinguishment
     of Debt (net of income taxes)                                        --                 117              --                 819
                                                                   -----------       -----------       -----------       -----------

       Net income                                                  $    13,350       $    13,007       $    34,103       $    29,415
                                                                   ===========       ===========       ===========       ===========

Earnings Per Share:
   Income before cumulative effect of
      change in accounting for income
      taxes and extraordinary item                                      $.26              $.25              $.68             $.61
   Net income                                                           $.26              $.25              $.68             $.57
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

                      ARAMARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In Thousands)


                                                                                   For the Six Months Ended
                                                                                ----------------------------------
                                                                                 March 31,              April 1,
                                                                                    1995                  1994
                                                                                -----------             ----------

Cash flows from operating activities:
     Net income                                                                  $  34,103               $ 29,415
     Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                                            76,047                 69,226
           Income taxes deferred                                                    (1,822)                (1,818)
           Minority interest                                                            65                    823
           Extraordinary item                                                           --                    819
           Cumulative effect of accounting change                                       --                  1,277
     Changes in noncash working capital                                            (77,587)               (63,465)
     Other operating activities                                                     (1,854)                (3,579)
                                                                                -----------             ----------

Net cash provided by operating activities                                           28,952                 32,698
                                                                                -----------             ----------

Cash flows from investing activities:
     Purchases of property and equipment                                           (81,944)               (59,197)
     Disposals of property and equipment                                            15,100                  6,190
     Sale of investments                                                            16,203                  6,194
     Divestiture of certain businesses                                               1,583                  5,223
     Purchase of subsidiary stock                                                  (20,310)                    --
     Acquisition of certain businesses                                            (116,519)                (6,279)
     Other investing activities                                                      2,787                 (2,048)
                                                                                -----------             ----------

Net cash used in investing activities                                             (183,100)               (49,917)
                                                                                -----------             ----------

Cash flows from financing activities:
     Proceeds from additional long-term borrowings                                 176,711                 52,863
     Payment of long-term borrowings including premiums                            (27,096)               (27,082)
     Proceeds from issuance of common stock                                          7,613                 10,584
     Repurchase of stock                                                            (9,223)               (21,435)
     Other financing activities                                                     (1,731)                (1,446)
                                                                                -----------             ----------

Net cash provided by financing activities                                          146,274                 13,484
                                                                                -----------             ----------

Decrease in cash and cash equivalents                                               (7,874)                (3,735)
Cash and cash equivalents, beginning of period                                      27,426                 27,801
                                                                                -----------             ----------

Cash and cash equivalents, end of period                                         $  19,552               $ 24,066
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

(2)    ACQUISITIONS:
       ------------

      During the first quarter, the Company acquired Harry M. Stevens, a provider of food and support services to stadiums and arenas, and Rainier News a magazine distribution company, for approximately $130 million in cash, notes and preferred stock, and additionally completed the buyback of the remaining minority interest of its Canadian subsidiary for cash consideration of $20.3 million.

       The acquisitions have been accounted for by the purchase method. The costs of the acquisitions were allocated to the assets acquired and liabilities assumed based upon a preliminary estimate of their respective fair values and will be finalized during fiscal 1995. Amounts allocated to goodwill are being amortized on a straight-line basis over 40 years.

       Recently, the Company terminated its agreement to purchase the TW Recreational Services subsidiary of Flagstar Companies, Inc.

(3)    EARLY EXTINGUISHMENT OF DEBT:
       ----------------------------

       During the first six months of fiscal 1994, the Company redeemed $13.4 million of its 12.5% subordinated debentures for total cash premiums of $1.2 million. The redemption premium (net of applicable income tax benefit of $0.5 million) is reflected in the Condensed Consolidated Statements of Income as an "Extraordinary Item".

       In April 1995, the Company redeemed its $125 million 12% subordinated debentures due 2000 and its $50 million 10.25% senior note due 1998 and issued $150 million of 8.15% senior notes due 2005 and $100 million of 8% senior notes due 2002. The premium related to the early extinguishment of the debt, $6.7 million after tax, will be reflected as an extraordinary item in the fiscal 1995 third quarter.

(4)    CAPITAL STOCK:
       -------------

       During the first six months of fiscal 1995, pursuant to the ARAMARK Ownership Program, employees purchased 2,751,395 shares or $16.5 million of Class B Common Stock for $7.6 million of cash and $8.9 million of deferred payment obligations.

(5)    SUPPLEMENTAL CASH FLOW INFORMATION:
       ----------------------------------

       The Company made interest payments of $51.5 million and $54.5 million and income tax payments of $33.4 million and $23.9 million during the first six months of fiscal 1995 and 1994, respectively. During the first six months of fiscal 1995, the Company purchased $1.3 million of its Preferred Stock and $15.3 million of its Class B Common Stock, issuing $7.3 million in subordinated installment notes as partial consideration, and contributed $1.4 million of Class A Common Stock to its employee benefit plans. In connection with the acquisitions described in Note 2, the company issued promissory notes and preferred stock of a subsidiary totaling $8 million.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(6)    ARAMARK SERVICES, INC. AND SUBSIDIARIES:
       ---------------------------------------

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

                                               For the Three Months Ended              For the Six  Months Ended
                                            ---------------------------------      --------------------------------
                                             March 31,              April 1,           March 31,          April 1,
                                               1995                  1994                1995               1994
                                            -----------          ------------       --------------        ---------
                                                                       (in thousands)

Revenues                                    $779.0               $707.7             $1,532.9              $1,423.2
Cost of services provided                    730.9                665.5              1,436.0               1,335.5
Income before cumulative effect of
 change in accounting for income
 taxes                                         6.7                  2.8                 16.5                   8.2
Cumulative effect of change in
 accounting for income taxes                   --                    --                   --                   0.3
Net income                                     6.7                  2.8                 16.5                   7.9



                                             March 31,          September 30,
                                               1995                 1994
                                            ----------          -------------
                                                      (in thousands)

Current assets                              $   345.1             $   355.8
Noncurrent assets                             1,401.1               1,223.8
Current liabilities                             411.2                 398.8
Noncurrent liabilities                        1,235.1               1,093.6
Minority interest                                 0.3                  10.8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------


Overview
- --------

Revenues of $1.4 billion for the second quarter and $2.7 billion for the six-month period increased 9% and 8%, respectively, over the comparable prior year periods. Second quarter operating income of $51.4 million was $2 million or 4% higher than the prior year period. The increase is due to improved earnings in all business segments, as discussed below, partially offset by increased costs related to the change in corporate identity and also the seasonal operating loss related to the recent Harry M. Stevens (Stevens) acquisition (see note 2 to the condensed consolidated financial statements). Operating income for the six month period of $111.7 million was slightly higher than the prior year period, with improvements in business segment earnings being offset by the impact of the National Hockey League and Major League Baseball strikes in the United States and Canada, and the corporate identity costs and the Stevens seasonal loss noted above. Excluding the impact of the hockey and baseball strikes and the Stevens acquisition, it is estimated that operating income would have been approximately 4% higher for the second quarter and the six months and, net income would have been about 13% higher for the six month period.

The Company's operating income margin for the six month period decreased to 4.1% in fiscal 1995 from 4.4% in fiscal 1994. The decrease in margin is due primarily to the hockey and baseball strikes and increased corporate expenses referred to above.

Second quarter interest expense increased $1.2 million, or 4%, due to increases in debt levels from financing acquisitions and increases in short-term interest rates, partially offset by the favorable impact of refinancing certain of the Company's subordinated debentures during fiscal 1994. (See notes 2 and 3 to the condensed consolidated financial statements). Interest expense for the six month period decreased $2.9 million compared to the prior year period, primarily due to the refinancing described above offset by the increase in interest due to the acquisitions.

Segment Results
- ---------------

Food, Leisure and Support Services segment revenues increased 7% and 6%, respectively, for the three and six month periods due to new accounts and increased volume at both domestic and international food businesses and due to the Stevens acquisition, partially offset by the impact of the National Hockey League and Major League Baseball strikes. Uniform Services segment revenues increased 11% and 12%, respectively, for the three and six month periods, reflecting increased volume at both uniform rental operations and at WearGuard. Health & Education segment revenues increased 13% and 12%, respectively for the three and six month periods resulting from new contracts at Spectrum Healthcare Services and continued enrollment and tuition increases at Children's World. Distributive segment revenues for the three and six month periods increased 7% and 5%, respectively, due to increased unit volume and the effect of the first quarter acquisition (see note 2).

Food, Leisure and Support Services segment operating income for the fiscal second quarter and six month period increased 13% and 7%, respectively, compared to the comparable prior year period. The increases are attributable to increased revenues in the domestic food businesses, partially offset by the seasonal impact of the Stevens acquisition and the impact of the hockey and baseball strikes. Excluding the effects of the strikes and the acquisition, segment operating income would have been 11% and 9% higher for the second quarter and six month periods, respectively. Uniform Services operating income increased 1% and 5% for the three and six month periods, respectively, due to the higher volume, partially offset by increases in merchandise and other operating costs. Health & Education segment operating income increased 7% and 4% for the three and six month periods, respectively, due to volume related improvements in operating income at Children's World. Distributive segment second quarter operating income increased 1% over the prior year period, due primarily to the recent acquisition. Distributive segment operating income for the six month period decreased 5% compared to the prior year period, with increases related to unit volume and the acquisition, being off-set by higher operating expenses.

On January 11, 1995, the National Hockey League entered into a new labor accord. A shortened hockey season began on January 20, 1995. The Major League Baseball strike which began on August 12, 1994 ended on April 2, 1995. The announced plan is to have a shortened 1995 season with 144 games or 89% of the normal schedule. Although the delay of the start of the season will have a negative impact on the Company's third quarter results, management does not believe the planned abbreviated season will have a material adverse impact on its full year 1995 operating results.


FINANCIAL CONDITION
- -------------------

The Company's indebtedness increased $156 million during the first six months of fiscal 1995, principally to finance acquisitions (see note 2 to the condensed consolidated financial statements), capital expenditures and a seasonal increase in working capital.

In April 1995, the Company redeemed its $125 million 12% subordinated debentures due 2000 and its $50 million 10.25% senior note due 1998 and issued $150 million of 8.15% senior notes due 2005 and $100 million of 8% senior notes due 2002. The premium related to the early extinguishment of the debt, $6.7 million after tax, will be reflected as an extraordinary item in the fiscal 1995 third quarter. Remaining proceeds from the note offering were used to reduce outstanding borrowings on the credit facility. The financing transactions extended overall maturities and decreased the Company's average borrowing rate.

The Company currently has approximately $450 million of unused committed credit availability under its $1 billion revolving credit facility, which management believes, along with cash flows from operations, is sufficient to fund operating requirements.

                          PART II - OTHER INFORMATION


Item 1:         Not Applicable.
- -------

Item 2:         Not Applicable.
- -------

Item 3:         Not Applicable.
- -------

Item 4:         Submission of Matters to a Vote of Security Holders.
- -------
                (a) The Annual Meeting of Stockholders was held on February 14, 1995.

                (b)      Not Applicable.

                (c) A proposal to approve the Company's 1991 Stock Ownership Plan, as amended (the "Plan") was voted upon and approved.

                         There were 24,831,396 affirmative votes and 8,208 negative or abstained votes cast with respect to the approval of the Plan.

                         There were 24,839,604 affirmative votes and no negative or abstained votes cast with respect to the uncontested election of directors.

                (d)      Not Applicable.

Item 5:         Not Applicable.
- -------

Item 6:         Exhibits.
- -------
                (a)  (1)   Exhibit 4 - 1991 Stock  Ownership  Plan, as amended,
                           is  incorporated by reference to the Company's Proxy
                           Statement filed with the Securities and Exchange
                           Commission on January 11, 1995

                     (2) Exhibit 11 - Computation of Fully Diluted Earnings Per Share

                     (3)   Exhibit 27 - Financial Data Schedule

                (b)  None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       ARAMARK CORPORATION




                                      /s/ Alan J. Griffith
                                      ----------------------------------------
                                      Alan J. Griffith
                                      Vice President & Controller and Chief
                                      Accounting Officer



May 15, 1995

                                   EXHIBIT 11
                      ARAMARK CORPORATION AND SUBSIDIARIES
              COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE (1)
                                  (Unaudited)
                     (In Thousands, except per share data)


                                                                       Three Months Ended                   Six Months Ended
                                                                    ----------------------------       ----------------------------
                                                                     March 31,        April 1,          March 31,         April 1,
                                                                       1995             1994              1995              1994
                                                                    ----------       -----------       ----------         ---------
Earnings:


Net Income                                                           $ 13,350          $ 13,007          $ 34,103          $ 29,415

Preferred stock dividends                                                (273)             (301)             (530)             (811)
                                                                     --------          --------          --------          --------

Earnings applicable to common stock                                  $ 13,077          $ 12,706          $ 33,573          $ 28,604
                                                                     ========          ========          ========          ========


Shares:

Weighted average number of common
  shares outstanding (2)                                               47,588            47,514            46,660            46,639

Impact of potential exercise opportunities
  under the ARAMARK Ownership Program                                   2,633             3,241             3,074             3,572
                                                                     --------          --------          --------          --------

Total common and common equivalent shares                              50,221            50,755            49,734            50,211
                                                                     ========          ========          ========          ========

Fully diluted earnings per common and
  common equivalent share                                               $.26              $.25              $.68              $.57
                                                                        ====              ====              ====              ====




(1)    Primary and fully diluted earnings per share are approximately the same.

(2) Includes Class B plus Class A Common Shares stated on a Class B Common Share Equivalent Basis.