Form 10-Q
period 1995-06-30
ARAMARK CORP
filed 1995-08-11
CIK 757523

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1995     Commission file number 1-8827
                               -------------                            ------


                              ARAMARK CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                         23-2319139
- -------------------------------                         ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                         Identification Number)


            ARAMARK TOWER
          1101 Market Street
      Philadelphia, Pennsylvania                               19107
- ---------------------------------------                     ------------
(Address of principal executive offices                      (Zip Code)


                                  (215) 238-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X      No
                                        --------    -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at July 28, 1995:   2,123,913
Class B common stock outstanding at July 28, 1995:  23,650,169

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- -------

                      ARAMARK CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                 (In Thousands)

                                     ASSETS
                                     ------

                                                                             June 30,           September 30,
                                                                              1995                  1994
                                                                          ------------         --------------
Current Assets:
       Cash and cash equivalents                                            $   19,438            $   27,426
       Short-term investments held by the
         Canadian subsidiary                                                    -                     16,203
       Receivables                                                             458,035               433,550
       Inventories, at lower of cost or market                                 280,279               256,950
       Prepayments and other current assets                                     78,383                69,865
                                                                            ----------            ----------

              Total current assets                                             836,135               803,994
                                                                            ----------            ----------

Property and Equipment, net                                                    721,327               681,907
Goodwill                                                                       502,824               438,725
Other Assets                                                                   264,205               197,324
                                                                            ----------            ----------
                                                                            $2,324,491            $2,121,950
                                                                            ==========            ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Current Liabilities:
       Current maturities of long-term borrowings                           $    9,254            $    9,391
       Accounts payable                                                        354,383               372,908
       Accrued expenses and other liabilities                                  409,187               374,902
                                                                            ----------            ----------

              Total current liabilities                                        772,824               757,201
                                                                            ----------            ----------

Long-Term Borrowings                                                         1,126,319               981,949
Deferred Income Taxes and Other Noncurrent Liabilities                         186,802               168,638
Minority Interest                                                                  340                10,812
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                                        17,504                20,791

Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
       Class C preferred stock, redemption value $1,000                         15,155                16,949
       Class A common stock, par value $.01                                         22                    21
       Class B common stock, par value $.01                                        237                   243
       Earnings retained for use in the business                               214,644               178,587
       Cumulative translation adjustment                                         8,148                 7,550
       Impact of potential repurchase feature of
         common stock                                                          (17,504)              (20,791)
                                                                            ----------            ----------

              Total                                                            220,702               182,559
                                                                            ----------            ----------

                                                                            $2,324,491            $2,121,950
                                                                            ==========            ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                                 For the Three Months Ended           For the Nine Months Ended
                                                                -----------------------------       -----------------------------
                                                                  June 30,           July 1,         June 30,          July 1,
                                                                   1995               1994             1995             1994
                                                                 ---------           -------         --------          -------

Revenues                                                        $ 1,423,824       $ 1,309,085       $ 4,168,858       $ 3,858,719
                                                                -----------       -----------       -----------       -----------

Costs and Expenses:

       Cost of services provided                                  1,290,258         1,185,363         3,810,530         3,521,319
       Depreciation and amortization                                 40,365            34,362           116,412           103,588
       Selling and general corporate expenses                        18,535            15,947            55,595            49,419
                                                                -----------       -----------       -----------       -----------

                                                                  1,349,158         1,235,672         3,982,537         3,674,326
                                                                -----------       -----------       -----------       -----------

       Operating income                                              74,666            73,413           186,321           184,393

Interest Expense, net                                                27,309            26,352            82,184            84,108
                                                                -----------       -----------       -----------       -----------

       Income before income taxes                                    47,357            47,061           104,137           100,285

Provision for Income Taxes                                           19,282            19,572            41,894            40,462

Minority Interest                                                        18               368                83             1,191
                                                                -----------       -----------       -----------       -----------

Income before Cumulative Effect of Change
     in Accounting for Income Taxes and
     Extraordinary Item                                              28,057            27,121            62,160            58,632
Cumulative Effect of Change in Accounting
     for Income Taxes                                                  --                --                --               1,277
Extraordinary Item due to Early Extinguishment
     of Debt (net of income taxes)                                    6,686             2,518             6,686             3,337
                                                                -----------       -----------       -----------       -----------

       Net income                                               $    21,371       $    24,603       $    55,474       $    54,018
                                                                ===========       ===========       ===========       ===========

Earnings Per Share:
   Income before cumulative effect of
      change in accounting for income
      taxes and extraordinary item                                  $.56              $.53              $1.24            $1.15
   Net income                                                       $.43              $.48              $1.10            $1.05
                                                                    ====              ====              =====            =====


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                 (In Thousands)

                                                                                For the Nine Months Ended
                                                                        --------------------------------------
                                                                           June 30,                   July 1,
                                                                             1995                      1994
                                                                        ------------              ------------
Cash flows from operating activities:
     Net income                                                          $     55,474              $     54,018
     Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                                      116,412                   103,588
           Income taxes deferred                                               (2,399)                   (4,099)
           Minority interest                                                       83                     1,191
           Cumulative effect of accounting change                                --                       1,277
           Extraordinary item                                                   6,686                     3,337
     Changes in noncash working capital                                       (36,813)                  (41,417)
     Other operating activities                                                (3,673)                   (6,759)
                                                                         ------------              ------------

Net cash provided by operating activities                                     135,770                   111,136
                                                                         ------------              ------------

Cash flows from investing activities:
     Purchases of property and equipment                                     (125,854)                  (93,931)
     Disposals of property and equipment                                       16,538                     7,705
     Divestiture of certain businesses                                          2,483                     6,887
     Sale of investments                                                       16,203                     6,194
     Purchase of subsidiary stock                                             (20,386)                     --
     Acquisition of certain businesses                                       (144,503)                   (9,839)
     Other investing activities                                                   (44)                     (755)
                                                                         ------------              ------------

Net cash used in investing activities                                        (255,563)                  (83,739)
                                                                         ------------              ------------

Cash flows from financing activities:
     Proceeds from additional long-term borrowings                            337,983                    87,168
     Payment of long-term borrowings including premiums                      (209,085)                  (84,393)
     Proceeds from issuance of common stock                                     9,162                    12,060
     Repurchase of stock                                                      (21,618)                  (29,305)
     Other financing activities                                                (4,637)                   (1,978)
                                                                         ------------              ------------

Net cash provided by (used in) financing activities                           111,805                   (16,448)
                                                                         ------------              ------------

Increase (decrease) in cash and cash equivalents                               (7,988)                   10,949
Cash and cash equivalents, beginning of period                                 27,426                    27,801
                                                                         ------------              ------------

Cash and cash equivalents, end of period                                 $     19,438              $     38,750
                                                                         ============              ============




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

(2)    ACQUISITIONS:
       ------------

       During fiscal 1995, the Company acquired Harry M. Stevens, a provider of food and support services to stadiums and arenas, and Rainier News and Meader Distributing, magazine and book distribution companies, for approximately $153 million in cash, notes and preferred stock. Additionally, during the first quarter, the Company completed the buyback of the remaining minority interest of its Canadian subsidiary for cash consideration of $20.3 million.

       The acquisitions have been accounted for by the purchase method. The costs of the acquisitions were allocated to the assets acquired and liabilities assumed based upon a preliminary estimate of their respective fair values and will be finalized during calendar 1995. Amounts allocated to goodwill are being amortized on a straight-line basis over 40 years.

(3)    EARLY EXTINGUISHMENT OF DEBT:
       ----------------------------

       During the fiscal 1995 third quarter, the Company redeemed its $125 million 12% subordinated debentures due 2000 and its $50 million 10.25% senior note due 1998 and issued $150 million of 8.15% senior notes due 2005 and $100 million of 8% senior notes due 2002. The premium related to the early extinguishment of the debt, $6.7 million (net of tax benefit of $4.4 million), is reflected in the Condensed Consolidated Statements of Income as an "Extraordinary Item".

       Through the first nine months of fiscal 1994, the Company redeemed $65.8 million of its 12.5% subordinated debentures ($52.4 million in the fiscal third quarter). As a result of cash premiums paid in connection with the redemption, the Company recorded an extraordinary item of $3.3 million and $2.5 million (net of tax benefit of $2.2 million and $1.7 million) for the nine month and three month periods ended July 1, 1994, respectively.

(4)    CAPITAL STOCK:
       -------------

       During the first nine months of fiscal 1995, pursuant to the ARAMARK Ownership Program, employees purchased 2,839,894 shares or $17.1 million of Class B Common Stock for $9.1 million of cash and $8.0 million of deferred payment obligations.

(5)    SUPPLEMENTAL CASH FLOW INFORMATION:
       ----------------------------------
       The Company made interest payments of $76.8 million and $76.1 million and income tax payments of $40.7 million and $38.4 million during the first nine months of fiscal 1995 and 1994, respectively. During the first nine months of fiscal 1995, the Company purchased $1.8 million of its Preferred Stock, $5 million of Class A Common Stock from its benefit plans and $31.3 million of its Class B Common Stock, issuing $16.5 million in subordinated installment notes as partial consideration, and contributed $1.5 million of Class A Common Stock to its employee benefit plans. In connection with the acquisitions described in Note 2, the company issued promissory notes and preferred stock of a subsidiary totaling $8 million.

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

                                              For the Three Months Ended                 For the Nine Months Ended
                                            ---------------------------------       -----------------------------------
                                             June 30,               July 1,            June 30,               July 1,
                                               1995                  1994                1995                  1994
                                            -----------          ------------       --------------        -------------
                                                                         (in thousands)

Revenues                                     $739.8               $681.8             $2,272.7              $2,105.0
Cost of services provided                     694.8                642.8              2,130.8               1,978.3
Income before cumulative effect of
   change in accounting for income
   taxes and extraordinary item                 5.6                  2.1                 22.1                  10.3
Cumulative effect of change in
   accounting for income taxes                  -                    -                    -                     0.3
Extraordinary item                              2.1                  -                    2.1                   -
Net income                                      3.5                  2.1                 20.0                  10.0



                                             June 30,         September 30,
                                               1995               1994
                                            -----------          ------------
                                                   (in thousands)

Current assets                             $  331.0             $  355.8
Noncurrent assets                           1,422.6              1,223.8
Current liabilities                           426.1                398.8
Noncurrent liabilities                      1,223.9              1,093.6
Minority interest                               0.3                 10.8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
- -------   FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------

Overview
- --------

Revenues of $1.4 billion for the third quarter and $4.2 billion for the nine month period increased 9% and 8%, respectively, over the comparable prior year periods. Third quarter operating income of $74.7 million was $1.3 million or 2% higher than the prior year period. The increase in operating income is due to improved earnings in the business segments and the impact of the Harry M. Stevens (Stevens) acquisition (see note 2 to the condensed consolidated financial statements), partially offset by increased costs related to the change in corporate identity and the impact of the Major League Baseball strike and the decline in attendance discussed below. Operating income for the nine month period of $186.3 million was 1% higher than the prior year, with improvements in business segment earnings being offset by the impact of the National Hockey League strike and Major League Baseball situation in the United States and Canada, and the corporate identity costs noted above. Excluding the impact of hockey and baseball and the Stevens acquisition, it is estimated that operating income would have been approximately 7% and 5% higher for the third quarter and nine month period, respectively, and consolidated net income (before extraordinary items) would have been approximately 14% higher for the nine month period.

The Company's operating income margin for the nine month period decreased to 4.5% in fiscal 1995 from 4.8% in fiscal 1994. The decrease in margin is due primarily to hockey and baseball and increased corporate expenses referred to above.

Third quarter interest expense increased $1.0 million, or 4%, from the comparable prior year period due to increased debt levels to finance acquisitions and increases in short-term interest rates, partially offset by the favorable impact of refinancing certain of the Company's subordinated debentures during fiscal 1994 and 1995 (see notes 2 and 3 to the condensed consolidated financial statements). Interest expense for the nine month period decreased $1.9 million compared to the prior year period, primarily due to the refinancing described above offset by the increase in interest expense related to the acquisitions.

Segment Results
- ---------------

Food, Leisure and Support Services segment revenues increased 8% and 7%, respectively, for the three and nine month periods due to new accounts and increased volume at both domestic and international food businesses and due to the Stevens acquisition, partially offset by the impact of the National Hockey League strike and the Major League Baseball situation. Uniform Services segment revenues increased 8% and 11%, respectively, for the three and nine month periods, reflecting increased volume at both uniform rental operations and at WearGuard. Health & Education segment revenues increased 11% and 12%, respectively, for the three and nine month periods resulting from new contracts at Spectrum Healthcare Services and continued enrollment and tuition increases at Children's World. Distributive segment revenues for the three and nine month periods increased 11% and 7%, respectively, due to increased unit volume and the acquisitions described in note 2 to the condensed consolidated financial statements.

Food, Leisure and Support Services segment operating income for the fiscal third quarter increased 2% compared to the prior year period due to increased revenues in the domestic food business and the Stevens acquisition, partially offset by the impact of the baseball strike, and a decrease in average attendance since the resumption of the season in late April. Food, Leisure and Support Services segment operating income for the nine month period increased 5% over the prior year comparable period with volume related increases in the domestic food business being partially offset by the impact of hockey and baseball. Excluding the effects of hockey and baseball and the Stevens acquisition, it is estimated that segment operating income would have been 13% and 11% higher for the third quarter and nine month period, respectively. Uniform Services operating income increased 6% and 5% for the three and nine month periods, respectively, due to the increased volume, partially offset by increases in merchandise and other operating costs. Health & Education segment operating income increased 5% and 4% for the three and nine month periods, respectively, with volume related improvements in operating income at Children's World being partially offset by increased operating costs at Spectrum Healthcare Services. Distributive segment third quarter operating income increased 7% over the prior year period, due to the revenue related increases discussed above. Distributive segment operating income for the nine month period decreased 1% compared to the prior year period, with revenue related increases being offset by higher operating expenses and the impact of current year acquisitions.

FINANCIAL CONDITION
- -------------------

The Company's indebtedness increased $144 million during the first nine months of fiscal 1995, principally to finance acquisitions (see note 2 to the condensed consolidated financial statements) and capital expenditures.

During the third quarter, the Company redeemed its $125 million 12% subordinated debentures due 2000 and its $50 million 10.25% senior note due 1998 and issued $150 million of 8.15% senior notes due 2005 and $100 million of 8% senior notes due 2002. The premium related to the early extinguishment of the debt, $6.7 million after tax, is reflected as an extraordinary item in the fiscal 1995 third quarter financial statements. Remaining proceeds from the note offering were used to reduce outstanding borrowings on the credit facility. The financing transactions extended overall maturities and decreased the Company's average borrowing rate. Additionally, during the third quarter, the Company established a C$75 million credit facility at its Canadian subsidiary for general operating purposes and to refinance borrowings related to the purchase of the remaining minority interest described above.

The Company currently has approximately $500 million of unused committed credit availability under its $1 billion revolving credit facility, which management believes, along with cash flows from operations, is sufficient to fund operating requirements.

                          PART II - OTHER INFORMATION


Items 1 through 5 are not applicable.
- -------------------------------------


Item 6:   Exhibits.
- ------    --------

          (a)  (1)  Exhibit 11 - Computation of Fully Diluted Earnings Per Share

               (2)  Exhibit 27 - Financial Data Schedule

          (b)  None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ARAMARK CORPORATION

                                           s/Alan J. Griffith
                                           ----------------------------
                                           Alan J. Griffith
August 14, 1995                            Vice President & Controller and Chief
                                           Accounting Officer

                                   EXHIBIT 11
                      ARAMARK CORPORATION AND SUBSIDIARIES
              COMPUTATION OF FULLY DILUTED EARNINGS PER SHARE (1)
                                  (Unaudited)
                     (In Thousands, except per share data)


                                                                   Three Months Ended                     Nine Months Ended
                                                              ----------------------------           ---------------------------
                                                              June 30,             July 1,           June 30,            July 1,
                                                                1995                1994               1995               1994
                                                              --------            --------           --------           --------
Earnings:


Net Income                                                    $21,371             $24,603             $55,474            $54,018

Preferred stock dividends                                        (261)               (266)               (791)            (1,077)
                                                              -------             -------            --------            -------

Earnings applicable to common stock                           $21,110             $24,337             $54,683            $52,941
                                                              =======             =======             =======            =======


Shares:

Weighted average number of common
  shares outstanding (2)                                       46,928              47,444              46,667             46,727

Impact of potential exercise opportunities
  under the ARAMARK Ownership Program                           2,486               3,131               2,931              3,476
                                                              -------             -------             -------            -------

Total common and common equivalent shares                      49,414              50,575              49,598             50,203
                                                              =======              ======             =======            =======

Fully diluted earnings per common and
  common equivalent share                                        $.43                $.48               $1.10              $1.05
                                                                 ====                ====               =====              =====




(1)    Primary and fully diluted earnings per share are approximately the same.

(2) Includes Class B plus Class A Common Shares stated on a Class B Common Share Equivalent Basis.