Form 10-K405
period 1995-09-29
ARAMARK CORP
filed 1995-11-22
CIK 757523

                                                                      1995 10-K
===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

|X| Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 29, 1995 or

| | Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to
       __________

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

                         Telephone Number: 215-238-3000

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name Of Each Exchange
             Title Of Each Class                     On Which Registered
    ------------------------------------         -----------------------------
    13% Subordinated Debentures Due 1997         Philadelphia Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
                      Class B Common Stock, $.01 par value
                    Series C Preferred Stock, $1.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of the voting stock held by nonaffiliates:   $612 million

Common stock outstanding at October 27, 1995:
                             Class A Common stock         2,182,300 shares
                             Class B Common stock        22,667,009 shares

Documents incorporated by reference: Portions of the registrant's Proxy Statement for the 1995 annual meeting of stockholders are incorporated by reference in Part III of this Report.
==============================================================================

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

Food, Leisure & Support Services

      The Company provides food, refreshment, specialized dietary and support services (including maintenance and housekeeping) to businesses, and to educational, governmental and medical institutions. Food, lodging and merchandise services are also provided at leisure facilities such as convention centers, stadiums, parks, arenas, race tracks and other recreational facilities.

      Food, refreshment, specialized dietary and support services are operated at customer locations generally under contracts of indefinite duration which may be subject to termination by either party. However, food and related services at leisure facilities generally are for fixed contract terms well in excess of one year. The Company's food, leisure and support services are performed under various financial arrangements including a management-fee basis and a profit-and-loss basis. See note 2 to the consolidated financial statements.

      At most customer food service locations, the equipment and facilities used in providing these services are owned by the customer. Vending machines and related equipment, however, are generally owned by the Company. At most leisure services customer locations, the equipment is owned by the Company.

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

      Competition in the direct marketing of work clothing and related items is from numerous retailers and other direct marketers at local, regional and national levels. In this market, while the Company is a significant competitor, the Company's volume of sales is small in relation to the total market.

      The significant competitive factors in the uniform services business are the quality of services provided to customers and the prices charged for such services.

      During the year the Company acquired certain uniform rental services businesses and also acquired a direct marketing public safety equipment business. See note 2 to the consolidated financial statements.

Health & Education Services

      The Company provides contract management services (including physician staffing and other specialized services) to hospital emergency and other departments and to military healthcare facilities and clinics, as well as contract medical services to correctional institutions and to CHAMPUS beneficiaries. The Company also provides child care services primarily at Company-operated facilities, and to a lesser extent on customer sites and in before and after school programs.

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

      The Company believes it is a significant provider of emergency care management services, medical services to correctional institutions and CHAMPUS beneficiaries, and child care services in the United States.

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

      During the year the Company acquired certain wholesale magazine and book distribution businesses. See note 2 to the consolidated financial statements.

Employees

      The Company employs approximately 140,000 persons, both full and part time, including approximately 39,000 employees outside the United States. Approximately 28,000 employees in the United States are represented by various labor unions.

Item 2.     Properties

      The principal property and equipment of the Company are its service equipment and fixtures (including vehicles) and real estate.

      The service equipment and fixtures include vending, commissary, warehouse and janitorial and maintenance equipment used primarily by the food, leisure and support services segment, and laundry equipment used by the uniform services segment. The vehicles include automobiles and delivery trucks used in the food, leisure and support services segment and in the distributive services and uniform services segments. The service equipment and fixtures represent 62% of the net book value of all fixed assets as of September 29, 1995.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 4A.    Directors and Executive Officers of the Registrant


Directors:
Name                                                  Principal Occupation
----                                                  --------------------
Joseph Neubauer.......................................Chairman and Chief Executive Officer
                                                      ARAMARK Corporation
Robert J. Callander...................................Executive-in-Residence, Columbia University
                                                      Retired Vice Chairman, Chemical Banking Corporation
Alan K. Campbell......................................Retired Executive Vice President and
                                                      Vice Chairman, ARAMARK Corporation
Ronald R. Davenport...................................Chairman, Sheridan Broadcasting Corporation
Philip L. Defliese....................................Professor Emeritus, Columbia University
                                                      Retired Chairman, Coopers & Lybrand
Lee F. Driscoll, Jr...................................Corporate Director
Mitchell S. Fromstein.................................Chairman, President and Chief Executive Officer
                                                      Manpower, Inc.
Edward G. Jordan......................................Former Chairman and Chief Executive Officer
                                                      Consolidated Rail Corporation
Thomas H. Kean........................................President, Drew University
                                                      Former Governor of New Jersey
Reynold C. MacDonald..................................Retired Chairman, Acme Metals Incorporated
James E. Preston......................................Chairman, President and Chief Executive Officer
                                                      Avon Products, Inc.


Officers:
Name (Age as of November 1, 1995)                     Office Held                                      Officer Since
-----------------------------------                   ------------                                     -------------

Joseph Neubauer (54)..................................Chairman, President...................................1979
                                                      and Director
Julian L. Carr, Jr. (49)..............................Executive Vice President..............................1988
James E. Ksansnak (55)................................Executive Vice President
                                                      and Chief Financial Officer...........................1986
William Leonard (47)..................................Executive Vice President..............................1992
Martin W. Spector (57)................................Executive Vice President
                                                      General Counsel and Secretary.........................1976
L. Frederick Sutherland (43)..........................Executive Vice President..............................1983
Brian J. Gail (48)....................................Senior Vice President.................................1994
Brian G. Mulvaney (39)................................Senior Vice President ................................1993
Alan J. Griffith (41).................................Vice President, Controller and
                                                      Chief Accounting Officer..............................1994
Dean E. Hill (44).....................................Vice President........................................1993
John P. Kallelis (57).................................Vice President........................................1982
Michael R. Murphy (38)................................Director of Audit and Controls........................1995
Melvin M. Mahoney (47)................................Treasurer.............................................1985
Joan C. Mazzotti (45).................................Assistant Secretary and
                                                      Associate General Counsel.............................1994
Donald S. Morton (47).................................Assistant Secretary and
                                                      Associate General Counsel.............................1985
Richard M. Thon (40)..................................Assistant Treasurer...................................1994


 Except as set forth below, the principal occupation of each executive officer throughout the past five years has been the performance of the functions of the corporate offices shown above.

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

     Mr. Mulvaney was vice president of ARAMARK Uniform Services from 1988 until February 1993 when he was elected vice president of the Company. In February, 1995 he was elected to his current position.

     Mr. Griffith was elected vice president of the Company in February 1995. He was assistant controller of the Company from May 1985 until November 1991 when he became the director of corporate planning. In December 1993 he became controller and chief accounting officer.

     Mr. Hill was elected vice president of the Company in January 1993. Prior to joining the Company in 1993, he was vice president of Farley Industries, Inc. and Fruit of the Loom, Inc.

     Mr. Murphy became director of audit and controls in September 1995. He joined the Company as senior audit manager in January 1993. Prior to that time he was a senior audit manager with Arthur Andersen LLP.

     Mr. Mahoney was elected treasurer of the Company in February 1991. He had been assistant treasurer since 1985.

     Ms. Mazzotti was elected assistant secretary in 1994. She has been with the Company since 1977 as assistant and then associate general counsel.

     Mr. Thon was elected assistant treasurer of the Company in August 1994. Previously he held various treasury analyst positions since joining the Company in 1987.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

       There are currently approximately 1,300 record holders of Class B common stock of the Company, all of whom are employees or directors of the Company (or members of their families or trusts created by them). There are currently 135 record holders of the Class A common stock of the Company, all of whom are institutional investors, Company benefit plans or individuals not employed by the Company.

       There is no established public trading market for the common stock of the Company. However, employees of the Company are able to sell shares of common stock through various programs maintained by the Company. See note 7 to the consolidated financial statements for information regarding the Company's shareholders' agreement.

       Under the Company's primary credit agreement, there are various covenants that restrict the amount of cash dividends that may be paid to the holders of outstanding common stock of the Company. See note 4 to the consolidated financial statements.

Item 6.      Selected Financial Data

       The following table presents summary consolidated financial data for the Company. The following data should be read in conjunction with the consolidated financial statements and the related notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition, each included elsewhere herein.


                                                              ARAMARK Corporation and Subsidiaries
                                              --------------------------------------------------------------------
                                                                  Fiscal Year Ended on or near
                                                                          September 30,
                                              --------------------------------------------------------------------

                                                1995          1994           1993             1992(1)        1991
                                              --------      --------       --------          --------      --------
                                                         (In millions, except per share amounts and ratios)
Income Statement Data:
Revenues....................................  $5,600.6      $5,161.6       $4,890.7          $4,865.3      $4,774.4
Earnings before interest
 and income taxes (2).......................     277.0         272.0          268.9             261.6         260.2
Interest expense, net.......................     109.4         108.5          125.7             137.9         142.3
Income before extraordinary item
 and cumulative effect of
 change in accounting for
 income taxes (3)...........................     100.2          95.0           84.3              70.7          64.2
Net income..................................      93.5          86.1           77.1              67.4          64.2
Earnings per share: (4)
 Income before extraordinary item
  and cumulative effect
  of change in accounting for
  income taxes (3)..........................     $2.01         $1.87          $1.64             $1.40         $1.23
 Net income.................................     $1.88         $1.69          $1.49             $1.33         $1.23
Ratio of earnings to fixed charges (5)......      2.1x          2.1x           1.9x              1.7x          1.6x
Balance Sheet Data (at period end):
Total assets................................  $2,599.7      $2,122.0       $2,040.6          $2,005.0      $2,002.6
Long-term borrowings: (6)
 Senior.....................................   1,109.4         691.5          533.8             629.5         722.1
 Subordinated...............................     165.4         290.4          474.9             413.5         415.1
Common stock subject to potential
 repurchase (7).............................      19.1          20.8           21.7              20.4          17.7
Shareholders' equity........................     252.3         182.6          124.1             103.8          40.6


----------
(1) Fiscal 1992 is a fifty-three week period. See note 1 to the consolidated financial statements.
(2) See note 2 to the consolidated financial statements.
(3) See notes 3 and 6 to the consolidated financial statements.
(4) Based on weighted average shares of common stock outstanding for all periods. See note 1 to the consolidated financial statements.
(5) For the purpose of determining the ratio of earnings to fixed charges, earnings include pre-tax income plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals).
(6) See note 4 to the consolidated financial statements.
(7) See note 7 to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Fiscal 1995 Compared to Fiscal 1994

      Overview. Revenues for the fiscal year ended September 29, 1995 were $5.6 billion, a 9% increase over fiscal 1994. Operating income of $277 million increased 4% compared to the prior year. Revenues increased over the prior year in all business segments and, with the exception of Health and Education Services, all business segments posted year-over-year improvements in operating earnings. Fiscal 1995 consolidated results were adversely impacted by the National Hockey League strike and Major League Baseball situation in the United States and Canada. The hockey strike, which ended in January 1995, resulted in a season that was approximately half the normal schedule. The baseball strike, which began in August 1994 and also adversely impacted fiscal 1994 results, ended in April 1995 resulting in a shortened 1995 season. A decline in average attendance from prior year was experienced after the resumption of the season. The baseball situation is still unsettled and may impact fiscal 1996. Had the hockey strike and baseball situation not occurred, management estimates that consolidated operating income and income before extraordinary items would have been approximately 5% and 8% higher in fiscal 1995, and 3% and 5% higher in fiscal 1994, respectively.

      The Company's operating income margin, excluding "other income" of $5.8 million in 1994, decreased to 4.9% from 5.1%. The decrease in margin is due primarily to the impact of the baseball and hockey situation described above.

      Interest expense increased approximately $1.0 million or 1%, due primarily to increased debt levels to finance acquisitions and increased interest rates, largely offset by the impact of refinancing certain of the Company's indebtedness. See notes 2 and 3 to the consolidated financial statements. Fiscal 1995 and 1994 net income include an extraordinary item for early extinguishment of debt of $6.7 million and $7.7 million, respectively, as described in note 3 to the consolidated financial statements. Fiscal 1994 net income also included a charge of $1.3 million related to the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. See note 6 to the consolidated financial statements.

      Segment Results. Food, Leisure and Support Services segment revenues were 8% higher than the prior year due to new accounts and increased volume at both domestic and international food businesses plus the impact of the current year acquisition, partially offset by the effects of the hockey and baseball situation (see notes 2 and 11 to the consolidated financial statements). Uniform Services segment revenues increased 10% as a result of increased volume at both the uniform rental and direct marketing businesses. Health and Education Services segment revenues increased 10% as a result of new contracts at correctional institutions and enrollment growth and pricing at Children's World. Revenue for the Distributive Services segment increased 10% due primarily to the current year acquisitions. See notes 2 and 11 to the consolidated financial statements.

      Operating income for the Food, Leisure and Support Services segment increased 6%. Increased earnings were due to revenue growth and improved margins in the domestic food business plus the current year acquisition. However, earnings were adversely impacted by the hockey and baseball situation described above (see note 11 to the consolidated financial statements). Fiscal 1994 operating income for the Food & Support Services segment also included the $5.8 million gain on the sale of stock of an affiliate. Uniform Services segment operating income increased 7% as a result of revenue growth, reduced by higher merchandise and other operating costs. Operating income for the Health and Education Services segment decreased 23% from the prior year due primarily to higher operating costs and an increase in insurance reserves in the healthcare services business (see note 11 to the consolidated financial statements), partially offset by revenue related increases at Children's World. Distributive Services segment operating income increased 3%, with revenue related increases being partially offset by increased operating expenses.

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

      Operating income for the Food, Leisure and Support Services segment increased 1% over the prior year. Increased earnings in the U.S. business dining market and the gain from the sale of stock of an affiliate were offset by the impact of the baseball strike, startup costs of new contracts, and continued sluggish economic conditions in selected European markets. Depreciation and amortization in this segment increased by $9 million due to acquisition related amortization and depreciation on recent capital projects. Uniform Services operating income increased 9% as a result of the revenue growth. Operating income for the Health and Education Services segment increased 11% due to revenue growth plus improvements in operating efficiency due to leveraging of overhead costs. Distributive Services operating income increased 7%, primarily due to increased volume with costs remaining relatively constant.


FINANCIAL CONDITION AND LIQUIDITY

      Cash flows generated from operating activities increased 23% or $52 million from the prior year. Debt increased by $292 million from the prior year due primarily to acquisition activity. See note 2 to the consolidated financial statements. The Company expects to continue to fund capital expenditures, acquisitions and other liquidity needs from cash provided by operating activities, normal disposals of property and equipment and borrowings available under its credit facility. As of September 29, 1995, the Company has capital commitments of approximately $47 million related to several long-term concession contracts at stadiums and arenas.

      During fiscal 1995, the Company amended its credit facility, increasing the maximum borrowing amount from $800 million to $1 billion. See note 4 to the consolidated financial statements. Currently, the Company has approximately $375 million of unused committed credit availability under its credit facility, including the availability under a C$73 million Canadian credit facility which was established during fiscal 1995 to finance the purchase of the remaining minority interest of its Canadian subsidiary (see note 2 to the consolidated financial statements). Also, during fiscal 1995, the Company issued $150 million of 8.15% notes and $100 million of 8% notes which were used primarily to refinance the redemption of its 12% subordinated debentures and 10.25% senior note. See note 3 to the consolidated financial statements.

      During fiscal 1995, the Company repurchased $2 million of its Series C Preferred Stock and $5 million of its Class A Common Stock. The Company also repurchased $44 million of its Class B Common Stock, with $23 million of subordinated installment notes issued as partial consideration. Additionally, the Company issued $10 million of Class B Common Stock to eligible employees, primarily through the exercise of installment stock purchase opportunities.

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


                                       ARAMARK CORPORATION


                                       By:  Alan J. Griffith
                                            --------------------------
                                            Alan J. Griffith
                                            Vice President, Controller
                                            and Chief Accounting Officer

November 22, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 22, 1995.

Signature                                                Title
---------                                                -----

Joseph Neubauer                            Chairman and President and Director
--------------------------                 (Principal Executive Officer)
Joseph Neubauer

James E. Ksansnak                          Executive Vice President
--------------------------                 (Principal Financial Officer)
James E. Ksansnak

Alan J. Griffith                           Vice President, Controller
--------------------------                 and Chief Accounting Officer
Alan J. Griffith                           (Principal Accounting Officer)


Robert J. Callander
Alan K. Campbell
Ronald R. Davenport
Philip L. Defliese
Lee F. Driscoll, Jr.                       Directors
Mitchell S. Fromstein
Edward G. Jordan
Thomas H. Kean
Reynold C. MacDonald
James E. Preston


Martin W. Spector
--------------------------
Martin W. Spector
Attorney-in-Fact

                      ARAMARK CORPORATION AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           Page
                                                                           ----

Report of Independent Public Accountants                                    S-2


Report of Chartered Accountants                                             S-3


Consolidated Balance Sheets:
   As of September 29, 1995 and September 30, 1994                          S-4


Consolidated Statements of Income:
   Fiscal Years 1995, 1994 and 1993                                         S-6


Consolidated Statements of Cash Flows:
   Fiscal Years 1995, 1994 and 1993                                         S-7


Consolidated Statements of Shareholders' Equity:
   Fiscal Years 1995, 1994 and 1993                                         S-8


Notes to Consolidated Financial Statements                                 S-11


Consolidated Supporting Schedules Filed:


Schedule
 Number
--------

  I    Condensed Financial Information of Registrant                       S-25


  II   Valuation and Qualifying Accounts and Reserves                      S-29





    All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ARAMARK Corporation:

We have audited the accompanying consolidated balance sheets of ARAMARK Corporation (a Delaware corporation) and subsidiaries as of September 29, 1995 and September 30, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 29, 1995. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. We did not audit the financial statements of Versa Services Ltd., the Company's Canadian subsidiary, prior to fiscal 1995, which statements reflect assets representing 3.6% of consolidated assets as of September 30, 1994, and revenues representing 5.6% and 6.3% of consolidated revenues for the fiscal years 1994 and 1993, respectively. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Versa Services Ltd. for fiscal years 1994 and 1993, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors for 1994 and 1993, the financial statements referred to above present fairly, in all material respects, the financial position of ARAMARK Corporation and subsidiaries as of September 29, 1995 and September 30, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 1995, in conformity with generally accepted accounting principles.

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



                                                         ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania
  November 13, 1995

                         REPORT OF CHARTERED ACCOUNTANTS



To The Directors of Versa Services Ltd.:


We have audited the consolidated balance sheets of Versa Services Ltd. as at September 28, 1994 and September 29, 1993 and the consolidated statements of income and retained earnings and cash flows for the fifty-two week periods then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 28, 1994 and September 29, 1993, and the results of its operations and the changes in its financial position for the fifty-two week periods then ended in accordance with accounting principles generally accepted in Canada.




Mississauga, Canada                                              ERNST & YOUNG
November 16, 1994                                        Chartered Accountants

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 29, 1995 and September 30, 1994

(dollars in thousands, except per share amounts)


----------------------------------------------------------------------------------------------------------------
                                                                                          1995              1994
----------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
         Cash and cash equivalents                                                   $   23,082         $   27,426

         Short-term investments held by the
           Canadian subsidiary                                                             -                16,203

         Receivables (less allowances:  1995, $15,096;
            1994, $12,423)                                                              488,920            433,550


         Inventories                                                                    285,510            256,950

         Prepayments and other current assets                                            64,772             69,865
------------------------------------------------------------------------------------------------------------------

           Total current assets                                                         862,284            803,994
------------------------------------------------------------------------------------------------------------------

Property and Equipment, at Cost:
         Land, buildings and improvements                                               411,993            379,671
         Service equipment and fixtures                                               1,038,958            888,134
         Leased property under capital leases                                            10,213              8,204
------------------------------------------------------------------------------------------------------------------
                                                                                      1,461,164          1,276,009
         Less-Accumulated depreciation                                                  705,082            594,102
------------------------------------------------------------------------------------------------------------------

                                                                                        756,082            681,907
------------------------------------------------------------------------------------------------------------------

Goodwill                                                                                506,193            438,725
------------------------------------------------------------------------------------------------------------------
Other Assets (including $208 million of investments
  in acquisitions made at yearend 1995)                                                 475,127            197,324
------------------------------------------------------------------------------------------------------------------

                                                                                     $2,599,686         $2,121,950
==================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES



----------------------------------------------------------------------------------------------------------------
                                                                                          1995              1994
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Current maturities of long-term borrowings                                 $     8,384      $     9,391
         Accounts payable                                                               440,761          372,908
         Accrued payroll and related expenses                                           152,664          142,911
         Other accrued expenses and current liabilities                                 246,794          231,991
----------------------------------------------------------------------------------------------------------------

              Total current liabilities                                                 848,603          757,201
----------------------------------------------------------------------------------------------------------------

Long-Term Borrowings:
         Senior                                                                       1,115,371          697,695
         Subordinated                                                                   165,414          290,414
         Obligations under capital leases                                                 2,370            3,231
----------------------------------------------------------------------------------------------------------------

                                                                                      1,283,155          991,340

         Less-current portion                                                             8,384            9,391
----------------------------------------------------------------------------------------------------------------


            Total long-term borrowings                                                1,274,771          981,949
----------------------------------------------------------------------------------------------------------------

Deferred Income Taxes and Other Noncurrent Liabilities                                  204,968          168,638

Minority Interest                                                                       -                 10,812

Common Stock Subject to Potential Repurchase Under
  Provisions of Shareholders' Agreement                                                  19,060           20,791

Shareholders' Equity Excluding Common Stock
  Subject to Repurchase:
         Series C preferred stock, redemption value $1,000;
           authorized: 40,000 shares; issued: 1995 - 14,965 shares;
           1994 - 16,949 shares                                                          14,965           16,949
         Class A common stock, par value $.01; authorized:
           25,000,000 shares; issued: 1995 - 2,148,069 shares;
           1994 - 2,074,251 shares                                                           21               21
         Class B common stock, par value $.01; authorized:
           150,000,000 shares; issued: 1995 - 23,499,782 shares;
           1994 - 24,338,494 shares                                                         235              243
         Earnings retained for use in the business                                      247,805          178,587
         Cumulative translation adjustment                                                8,318            7,550
         Impact of potential repurchase feature of common stock                         (19,060)         (20,791)
----------------------------------------------------------------------------------------------------------------

               Total                                                                    252,284          182,559
----------------------------------------------------------------------------------------------------------------



                                                                                     $2,599,686       $2,121,950
================================================================================================================


The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Fiscal Years Ended September 29, 1995, September 30, 1994 and October 1, 1993

(dollars in thousands, except per share amounts)



----------------------------------------------------------------------------------------------------------------
                                                                       1995              1994             1993
----------------------------------------------------------------------------------------------------------------



Revenues                                                              $5,600,645     $5,161,578       $4,890,738
----------------------------------------------------------------------------------------------------------------

Costs and Expenses:
         Cost of services provided                                     5,094,179      4,686,086        4,432,840
         Depreciation and amortization                                   156,869        143,763          130,511
         Selling and general corporate expense                            72,602         70,196           63,406
         Other expense (income)                                            -             (5,792)          (4,955)
----------------------------------------------------------------------------------------------------------------

                                                                       5,323,650      4,894,253        4,621,802
----------------------------------------------------------------------------------------------------------------

            Operating income                                             276,995        267,325          268,936

Gain on Issuance of Stock by an Affiliate                                  -              4,658            -
----------------------------------------------------------------------------------------------------------------

            Earnings before interest and income taxes                    276,995        271,983          268,936


Interest Expense, net                                                    109,418        108,499          125,671
----------------------------------------------------------------------------------------------------------------

            Income before income taxes                                   167,577        163,484          143,265

Provision For Income Taxes                                                67,388         67,119           57,526

Minority Interest                                                          -              1,332            1,405
----------------------------------------------------------------------------------------------------------------

Income Before Extraordinary Item and Cumulative
  Effect of Change in Accounting for Income Taxes                        100,189         95,033           84,334

Extraordinary Item Due to Early Extinguishments
   of Debt (net of income taxes of $4,458 in 1995,
   $5,118 in 1994 and $4,660 in 1993)                                      6,686          7,677            7,202

Cumulative Effect of Change in Accounting for
  Income Taxes                                                             -              1,277             -
----------------------------------------------------------------------------------------------------------------

Net Income                                                           $    93,503    $    86,079     $     77,132
================================================================================================================

Earnings Per Share:
         Income before extraordinary item and
           cumulative effect of change in
           accounting for income taxes                                     $2.01          $1.87            $1.64
         Net income                                                        $1.88          $1.69            $1.49
================================================================================================================




The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended September 29, 1995, September 30, 1994 and October 1, 1993 (in thousands)


----------------------------------------------------------------------------------------------------------------
                                                                         1995              1994             1993
----------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
   Net income                                                         $93,503        $   86,079       $   77,132
   Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                156,869           143,763          130,511
         Income taxes deferred                                          4,920            (2,174)           6,058
         Minority interest                                               -                1,332            1,405
         Cumulative effect of accounting change                          -                1,277             -
         Gain on issuance of stock by affiliate                          -               (4,658)            -
         Extraordinary item                                             6,686             7,677            7,202
  Changes in noncash working capital:
         Receivables                                                  (25,162)          (40,557)            (933)
         Inventories                                                  (13,992)           (6,915)          (6,425)
         Prepayments                                                   13,244           (15,675)          53,288
         Accounts payable                                              25,186            36,956          (11,395)
         Accrued expenses                                              22,737            36,926             (198)
  Changes in noncurrent liabilities                                    (6,525)           (1,368)           8,541
  Changes in other assets                                               4,020            (6,445)           4,106
  Other                                                                (2,232)           (9,186)          (5,604)
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             279,254           227,032          263,688
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                                (193,470)         (145,935)        (142,121)
  Disposals of property and equipment                                  16,063            11,525           11,348
  Sale of investments                                                  16,203            13,543           15,945
  Divestiture of certain businesses                                     1,719             7,297           11,928
  Increase in short-term investments                                     -              (16,203)            -
  Purchase of subsidiary stock                                        (20,491)          (17,623)            -
  Acquisition of certain businesses:
         Working capital other than cash acquired                       7,877            (3,066)           8,697
         Property and equipment                                       (20,131)             (573)          (4,544)
         Additions to intangibles and other assets                   (342,301)           (6,734)         (45,547)
         Assumed borrowings                                              -                 -               2,885
  Other                                                                (2,268)            7,758           (5,368)
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (536,799)         (150,011)        (146,777)
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from additional long-term borrowings                       486,844           167,329          108,174
  Payment of long-term borrowings including premiums                 (209,742)         (210,511)        (157,407)
  Redemption of preferred stock                                        (1,984)          (17,647)            (137)
  Proceeds from issuance of common stock                                9,718            12,416            9,462
  Repurchase of common stock                                          (26,435)          (25,729)         (45,795)
  Payment of special dividend                                            -                 -             (24,157)
  Payment of preferred stock dividend                                  (1,049)           (1,917)            -
  Other                                                                (4,151)           (1,337)          (3,035)
----------------------------------------------------------------------------------------------------------------
Net cash provided by/(used in) financing activities                   253,201           (77,396)        (112,895)
----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                       (4,344)             (375)           4,016
Cash and cash equivalents, beginning of year                           27,426            27,801           23,785
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                              $  23,082       $    27,426        $  27,801
================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 1995
(in thousands)


                                                                                                                       Impact of
                                                                                                                       Potential
                                   Series C       Class A        Class B                                Cumulative     Repurchase
                                   Preferred      Common         Common        Capital     Retained     Translation    Feature of
                                   Stock          Stock          Stock         Surplus     Earnings     Adjustment     Common Stock
                                   ---------      -------        -------       -------     --------     ----------     ------------

Balance, September 30, 1994        $16,949          $21           $243         $  -        $178,587       $7,550        $(20,791)


Net income                                                                                   93,503


Dividends on preferred stock                                                                 (1,046)


Issuance of Class A common stock
   to employee benefit plans                                                     6,576


Issuance of Class B common stock                                    31          20,637


Retirement of common
   and preferred stock              (1,984)                        (39)        (27,213)     (23,239)


Change during the period                                                                                     768           1,731
                                   -------        -------        -----        --------     --------      -------        --------


Balance, September 29, 1995        $14,965          $21           $235        $  -         $247,805       $8,318        $(19,060)
                                   =======        =======        =====        ========     ========       ======        ========





The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994
(in thousands)


                                                                                                                      Impact of
                                                                                                                      Potential
                                         Series C        Class A     Class B                            Cumulative    Repurchase
                                         Preferred       Common      Common     Capital    Retained     Translation   Feature of
                                         Stock           Stock       Stock      Surplus    Earnings     Adjustment    Common Stock
                                         ---------       -------     -------    -------    --------     -----------   ------------


Balance, October 1, 1993                  $34,596          $21        $243     $  -        $104,827       $6,037       $(21,651)


Net income                                                                                   86,079


Dividends on preferred stock                                                                 (1,337)


Issuance of Class A common stock to
  employee benefit plans                                     1                   8,881


Issuance of Class B common stock                                        25      18,910


Retirement of common and preferred stock  (17,647)          (1)        (25)    (27,791)     (10,982)


Change during the period                                                                                   1,513            860
                                          -------         ----        ----     -------    ---------       ------       --------

Balance, September 30, 1994               $16,949          $21        $243     $  -        $178,587       $7,550       $(20,791)
                                          =======         ====        ====     =======     ========       ======       ========





The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED OCTOBER 1, 1993
(in thousands)


                                                                                                                       Impact of
                                                                                                                       Potential
                                         Series C       Class A      Class B                           Cumulative      Repurchase
                                         Preferred      Common       Common      Capital   Retained    Translation     Feature of
                                         Stock          Stock        Stock       Surplus   Earnings    Adjustment      Common Stock
                                         ---------      -------      -------     -------   --------    -----------     ------------

Balance, October 2, 1992                 $   -           $ 6          $ 53       $  -      $113,091     $11,070         $(20,437)


Net income                                                                                   77,132


Special dividend                           34,733                                           (59,514)


Dividends on preferred stock                                                                   (883)


Issuance of Class A common stock to
  employee benefit plans                                                           10,688


Issuance of Class B common stock                                        11         18,420


Retirement of common and preferred stock     (137)        (1)           (3)       (29,108)  (24,801)


Common stock split                                        16           182                     (198)


Change during the period                                                                                 (5,033)          (1,214)
                                           ------        ---         -----       --------  --------     -------        ---------


Balance, October 1, 1993                  $34,596        $21          $243       $   -     $104,827     $ 6,037         $(21,651)
                                          =======        ===          ====       ========  ========     =======         ========




The accompanying notes are an integral part of these financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR

The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The years ended September 29, 1995, September 30, 1994 and October 1, 1993 are fifty-two week periods.

PRINCIPLES OF CONSOLIDATION, ETC.

The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated and net income is reduced by the portion of income applicable to minority shareholders of less than wholly-owned subsidiaries.

In fiscal 1997, the Company is required to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company will complete its analysis of the impact of this standard in fiscal 1996, but currently does not anticipate that the adoption will have a material impact on the consolidated financial statements.

CURRENCY TRANSLATION

Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a currency translation adjustment in shareholders' equity. Currency transaction gains and losses included in operating results for fiscal 1995, 1994 and 1993 were not significant.

CURRENT ASSETS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. At September 30, 1994, securities having maturities in excess of three months, all of which were owned by the Company's Canadian subsidiary, were classified as short-term investments and were recorded at cost which approximated market value.

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

The components of inventories as of the respective year-ends are as follows:

                                                  1995                    1994
-------------------------------------------------------------------------------
Food                                             25.7%                    24.9%
Work apparel, casual apparel and linens          57.2%                    60.9%
Magazines and books                               8.8%                     5.6%
Parts, supplies and novelties                     8.3%                     8.6%
-------------------------------------------------------------------------------
                                                100.0%                   100.0%
-------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to operations currently, and replacements and significant improvements are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense in fiscal 1995, 1994 and 1993 was $116.4 million, $107.5 million and $99.0 million, respectively.

GOODWILL

Goodwill, which represents the excess of cost over fair value of the net assets of acquired businesses, is being amortized on a straight-line basis principally over 40 years. The Company develops operating income projections for each of its lines of business and evaluates the recoverability and amortization period of goodwill using these projections. Based upon management's current assessment, the estimated remaining amortization period of goodwill is appropriate and the remaining balance is fully recoverable. Accumulated amortization at September 29, 1995 and September 30, 1994 is $130.2 million and $113.7 million, respectively.

OTHER ASSETS

Other assets consist primarily of investments in less than 50% owned entities, contract rights, customer lists, and long-term receivables . Investments in which the Company owns more than 20% but less than a majority are accounted for using the equity method. Contract rights and customer lists are being amortized on a straight-line basis over the expected period of benefit, 5 to 20 years. As discussed in Note 2, at September 29, 1995, other assets includes approximately $208 million related to the purchase price of acquisitions consummated at yearend.

OTHER LIABILITIES

Other noncurrent liabilities consist primarily of deferred compensation, insurance accruals, deferred gains arising from sale and leaseback transactions and subordinated installment notes arising from repurchases of common stock.

The Company is self-insured for a limited portion of the risk retained under its general liability and workers' compensation and malpractice insurance arrangements. Self-insurance reserves are determined based on actuarial analyses. The self-insurance reserves for workers' compensation insurance are accrued on a present value basis using a discount rate which approximates a risk-free rate.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CASH FLOW INFORMATION

                                             1995          1994         1993
                                             ----          ----         ----
                                                      (in millions)

       Interest Paid                        $107.4        $108.2       $113.5
       Income Taxes Paid                     $53.5         $54.0        $41.0

Significant noncash investing and financing activities are as follows:

o During fiscal 1995, 1994, and 1993, the Company contributed $6.6 million, $8.9 million, and $10.7 million, respectively, of Class A Common Stock to its employee benefit plans to fund previously accrued obligations. In addition, during fiscal 1995, 1994 and 1993 the Company contributed $1.8 million, $1.8 million and $1.7 million, respectively, of stock units to its stock unit retirement plan in satisfaction of its accrued obligations. See
     Note 5 to the consolidated financial statements.

o During the third quarter of fiscal 1993, the Company paid a special dividend on its common stock which included $34.7 million of new Series C Preferred Stock. See Note 7 to the consolidated financial statements.

o During fiscal 1995, 1994 and 1993, the Company received $9.4 million, $4.0 million and $5.9 million, respectively, of employee notes under its Deferred Payment program as partial consideration for the issuance of Common Stock Class B. Also, during fiscal 1995, 1994, and 1993, the Company issued subordinated installment notes of $22.5 million, $13.2 million and $8.3 million, respectively, as partial consideration for repurchases of Common Stock. See Note 7 to the consolidated financial statements.


NOTE 2. ACQUISITIONS AND DIVESTITURES, ETC.:

During fiscal 1995, late in the first quarter the Company acquired a provider of food and support services to stadiums and arenas; two magazine and book distribution companies, one in the first quarter and one late in the third quarter; a uniform rental business late in the fourth quarter; and a direct marketer of public safety clothing and equipment late in the fourth quarter, all for aggregate consideration of approximately $360 million in cash.

The acquisitions were accounted for under the purchase method of accounting and the fiscal 1995 financial statements reflect the results of operations and cash flows of the acquired companies from the date of the acquisitions. The two fourth quarter acquisitions were closed in September 1995, and pending completion of appraisals and other valuations, the cost of these investments (approximately $208 million) has been included in "Other Assets."

Had the above acquisitions occurred as of the beginning of the fiscal period, pro forma consolidated revenues and earnings before interest, taxes, depreciation and amortization would have been approximately 4% and 6%, and 6% and 7% greater in fiscal 1995 and 1994, respectively. Additionally, net income and earnings per share would have been approximately 9% and 18% lower in fiscal 1995 and 1994, respectively.

The pro forma results are unaudited and are based on historical results, adjusted for the impact of certain acquisition related adjustments, such as: increased amortization of intangibles, increased interest expense on acquisition debt, and the related income tax effects. The pro forma results do not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. ACQUISITIONS AND DIVESTITURES, ETC.: (Continued)

reflect any synergies that might be achieved from combined operations and therefore, in management's opinion, are not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the respective periods. In addition, they are not intended to be a projection of future results.

In the fourth quarter of fiscal 1994, the Company initiated a tender offer for the 30% minority interest of its Canadian subsidiary. The transaction was completed in fiscal 1995 for total consideration of approximately $38 million, of which $20.5 million was paid in fiscal 1995.

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

NOTE 3. EXTRAORDINARY ITEM:

The following items have been reflected as extraordinary items in the consolidated financial statements. During fiscal 1995, the Company redeemed its $125 million 12% subordinated debentures and its $50 million 10.25% senior note for a premium. The debt extinguishment was financed through the issuance of 8.15% and 8% senior notes (see Note 4). The resultant extraordinary charge was $6.7 million or $0.13 per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. BORROWINGS:

Long-term borrowings at September 29, 1995 and September 30, 1994 are summarized in the following table:
                                                             1995          1994
                                                             ----          ----
                                                               (in thousands)
SENIOR:
Credit facility borrowings                               $ 592,900     $401,600
Canadian credit facility                                    50,674         -
8% notes, due April 2002                                   100,000         -
8.15% notes due May 2005                                   150,000         -
10-5/8% notes, due August 2000                             100,000      100,000
8-1/4% notes, payable in installments through 1999          80,000      100,000
10-1/4% note, due April 1998                                  -          50,000
Other, including mortgages and notes payable                41,797       46,095
-------------------------------------------------------------------------------
                                                         1,115,371      697,695
-------------------------------------------------------------------------------

SUBORDINATED:
8-1/2% subordinated notes, due June 2003                   100,000      100,000
10% exchangeable debentures and notes, due August 2000      59,299       59,299
Other, due 1997 - 2000                                       6,115        6,115
12% debentures, due April 2000                                -         125,000
-------------------------------------------------------------------------------
                                                           165,414      290,414
-------------------------------------------------------------------------------

OBLIGATIONS UNDER CAPITAL LEASES                             2,370        3,231
-------------------------------------------------------------------------------
                                                         1,283,155      991,340

Less-current portion                                         8,384        9,391
-------------------------------------------------------------------------------

                                                        $1,274,771     $981,949
===============================================================================

The $1.0 billion revolving credit facility ("Credit Agreement") is provided by a group of banks and matures in October 2001 with quarterly commitment reductions of $15.6 million starting in December 1995 which increase annually thereafter. Interest under the credit agreement is based on the Prime Rate plus a spread of 0% to 5/8% (as of September 29, 1995 - 0%), London Inter-Bank Offered Rate (LIBOR) plus a spread of 1/8% to 1-1/8% (as of September 29, 1995 - 1/2%) or the Certificate of Deposit Rate plus a spread of 1/4% to 1-1/4% (as of September 29, 1995 - 5/8%), at the option of the Company. The spread is based on certain financial ratios and borrowing levels as defined. The Company pays a fee of 1/4 of 1% on the entire credit facility.

The C$73 million Canadian revolving credit facility provides for either U.S. dollar or Canadian dollar borrowings and matures in June 2000, with quarterly commitment reductions of C$1.9 million which generally increase annually. Interest on this facility is based on the Canadian Bankers Acceptance Rate, U.S. Base Rate, Canadian Prime Rate, LIBOR, or the Euro-Canadian Rate plus a spread of up to 1-1/8%, as defined. As of September 29, 1995, all borrowings under this facility are payable in Canadian dollars, with a weighted average interest rate of 7.0%. The Company pays a fee of 1/4 of 1% on the entire credit facility.

The 8-1/4% notes are payable in $20 million annual installments with a final maturity of March 1999. The $20 million installment due in fiscal 1996 has been classified as non-current in the accompanying consolidated balance sheet as the Company has the ability and intent to finance it through additional borrowings under the Credit Agreement.

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

Accrued interest on borrowings totaling $22.0 million at September 29, 1995 and $23.6 million at September 30, 1994 is included in current liabilities as "Other accrued expenses."

The Company utilizes derivative financial instruments, such as interest rate swap and forward exchange agreements to manage changes in market conditions related to debt obligations and foreign currency exposures. At September 29, 1995 and September 30, 1994, the Company has $175 million and $200 million of interest rate exchange agreements fixing the rate on a like amount of borrowings under the Credit Agreement at an average effective rate of 6.3% and 5.7%, respectively. As of September 29, 1995, interest rate exchange agreements remain in effect for periods ranging from 7 to 28 months. Additionally, at September 29, 1995, the Company has $100 million of interest rate cap agreements (expiring in October 1995) which cap a like amount of variable rate borrowings at 5.5%. All interest rate agreements are accounted for as hedges and the related gains or losses are recognized in income as a component of interest expense over the period being hedged. During fiscal 1993, the Company entered into a $28 million foreign currency swap agreement maturing in August 1996, which hedges the currency exposure of its net investment in Spain. The counterparties to the above derivative agreements are major international banks. The Company continually monitors its positions and credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

The following summarizes the fair value of the Company's financial instruments as of September 29, 1995 and September 30, 1994. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

                                              1995                 1994
                                  ------------------------ --------------------
                                     Carrying      Fair     Carrying      Fair
Asset/(Liability) in millions         Amount       Value     Amount       Value
                                      ------       -----     ------       -----

Long-term debt                     $(1,283.2)   $(1,313.3)  $(991.3)   $(996.0)
Interest rate swap agreements           -             0.7       -          6.4
Foreign currency swap agreement         (2.6)        (2.5)     (1.5)      (0.9)

The Credit Agreement contains restrictive covenants which provide, among other things, limitations on the incurrence of debt, dispositions of material assets, payment of dividends and repurchases of capital stock. The terms of the Credit Agreement also require that the Company maintain certain specified minimum ratios of cash flow to fixed charges and to total borrowings and certain minimum levels of net worth (as defined). At September 29, 1995, the Company was in compliance with all of these covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term borrowings maturing in the next five years, excluding capital lease obligations, are as follows:
                                                    Amount
                                                    ------
                                                (in thousands)

                  1996                             $   7,993
                  1997                                34,217
                  1998                                31,903
                  1999                               202,181
                  2000                               319,923

NOTE 5: EMPLOYEE PENSION AND PROFIT SHARING PLANS:

In the United States, the Company maintains qualified contributory and non-contributory retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. Qualified non-contributory profit sharing plans are maintained by certain businesses, with annual contributions determined by management. The Company has a non-qualified stock unit retirement plan for certain employees. The total expense of the above plans for fiscal 1995, 1994 and 1993 was $15.3 million, $14.5 million and $14.1 million, respectively. During fiscal 1995, 1994 and 1993, the Company contributed 41,114 shares, 59,919 shares and 86,184 shares, respectively, of Common Stock, Class A to these plans to fund previously accrued obligations. In addition, during fiscal 1995, 1994 and 1993, the Company contributed to the stock unit retirement plan 120,700 stock units, 143,125 stock units and 159,144 stock units, respectively, which are convertible into Common Stock, Class B, in satisfaction of its accrued obligations. The value of the stock units was credited to capital surplus. The Company participates in various multi-employer union administered pension plans. Contributions to these plans, which are primarily defined benefit plans, result from contractual provisions of labor contracts and were $13.1 million, $11.9 million and $10.2 million for fiscal 1995, 1994 and 1993, respectively.

Additionally, the Company maintains several contributory and noncontributory defined benefit pension plans, primarily in Canada and the United Kingdom. The projected benefit obligation of these plans as of September 29, 1995, which is fully funded, is $43.1 million. Pension expense related to these plans is not material to the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income before income taxes by source of income are as follows:


                                                                            1995          1994          1993
-------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)

United States                                                             $153,551      $143,052      $121,818
Non-U.S.                                                                    14,026        20,432        21,447
--------------------------------------------------------------------------------------------------------------
                                                                          $167,577      $163,484      $143,265
==============================================================================================================

The provision for income taxes consists of:
                                                                            1995          1994          1993
--------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Current:
  Federal                                                                  $46,579       $51,935       $34,345
  State and local                                                           12,064        11,827         7,024
  Non-U.S.                                                                   3,825         5,531        10,099
--------------------------------------------------------------------------------------------------------------
                                                                            62,468        69,293        51,468
--------------------------------------------------------------------------------------------------------------


Deferred:
  Federal                                                                    3,189        (1,516)        5,230
  State and local                                                              739          (351)          736
  Non-U.S.                                                                     992          (307)           92
--------------------------------------------------------------------------------------------------------------
                                                                             4,920        (2,174)        6,058
--------------------------------------------------------------------------------------------------------------
                                                                           $67,388       $67,119       $57,526
==============================================================================================================

The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following:

                                                                             1995          1994           1993
--------------------------------------------------------------------------------------------------------------

                                                                                   (% of pre-tax income)

United States statutory income tax rate                                      35.0%         35.0%         34.8%
Increase (decrease) in taxes, resulting from:
  State income taxes, net of Federal tax benefit                              4.7           4.6           3.7
  Permanent book/tax differences, primarily
    resulting from purchase accounting                                        1.7           3.0           2.4
  Tax credits                                                                (1.2)         (1.5)         (1.5)
  Other, net                                                                   -            (.1)           .8
 -------------------------------------------------------------------------------------------------------------

Effective income tax rate                                                    40.2%         41.0%         40.2%
==============================================================================================================

As of September 29, 1995 and September 30, 1994 the components of the net deferred tax asset are as follows (in thousands):

                                               1995                1994
                                               ----                ----
Deferred tax liabilities:
         Property and equipment              $63,959             $64,718
         Inventory                             5,037               5,484
         Investments                          12,406               3,523
         Other                                12,165               1,202
                                            --------             ---------
             Gross deferred tax liability     93,567              74,927
                                            --------             ---------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    1995           1994
                                                  -------        -------
Deferred tax assets:
         Insurance                                 23,183         17,797
         Employee compensation and benefits        34,459         30,228
         Accruals and allowances                   19,461         20,648
         Intangibles                                4,749          9,954
         Other                                      3,648          2,254
         Valuation allowance                         (425)        (1,000)
                                                   ------         ------
            Net deferred tax asset                 85,075         79,881
                                                   ------         ------

            Net deferred tax liability/(asset)    $ 8,492        $(4,954)
                                                  =======        =======

The components of deferred income taxes for 1993, the year prior to the adoption of SFAS No. 109 are as follows:

                                                    (in thousands)

Excess of tax over book depreciation                   $ 1,905
Accrued vacation                                            52
Provision for insurance costs                           (3,009)
Tax vs. book basis of dispositions                       5,598
Other                                                    1,512
                                                       -------
                                                       $ 6,058
                                                       =======

NOTE 7. CAPITAL STOCK:

There are two classes of common stock authorized and outstanding, Common Stock, Class A and Common Stock, Class B. Each Class A and Class B Share is entitled to one vote on all matters submitted to shareholders, voting together as a single class except where otherwise required by law. Each Class A Share is entitled to ten times the dividends and other distributions payable on each Class B Share. Class B Shares may be held only by employees, directors and their family members, and upon termination of employment each Class B Share is automatically converted into 1/10 of a Class A Share.

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

Holders of the Preferred Stock are entitled to cumulative dividends payable semi-annually; voting rights in the event of failure to pay dividends for four consecutive periods (two years); and upon liquidation, $1,000 per share plus accrued and unpaid dividends. The current dividend rate on the Preferred Stock is $68 per share and is reset annually in December of each year at a rate equal to $1,000 multiplied by 80% of Chemical Bank's announced prime rate of interest, but not less than $60 per share nor greater than $100 per share. The Preferred Stock may be repurchased, in whole or in part, at any time only at the Company's option at a price equal to $1,000 per share plus accrued and unpaid dividends. During fiscal 1995 and 1994 the Company repurchased 1,984 and 17,647 preferred shares for $2.0 million and $17.6 million, respectively.

As of September 29, 1995 the Company's stock option plans provided for the issuance of up to 33,001,148 options to purchase shares of Common Stock, Class
B. The Company granted installment stock purchase opportunities under its stock ownership program in fiscal 1995, 1994 and 1993 which provide for the purchase of shares of Common Stock, Class B. Installment stock purchase opportunities are exercisable in six annual installments with the exercise price of each purchase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS opportunity equal to the current fair market value at the time the purchase opportunity is granted. During fiscal 1994, the Company implemented a program to extend non-qualified stock options to additional qualified employees. Under the program, options vest after three years and may be exercised for a period of three years after vesting. The exercise price of each option is equal to the current fair market value at the date of grant. In fiscal 1995, the Company granted cumulative installment stock purchase opportunities under its existing stock ownership program which are similar to the installment stock purchase opportunities discussed above, however, any purchase opportunities not exercised during an installment period may be carried forward to subsequent installment periods. In 1993, the Company implemented the Deferred Payment Program which enables holders of non-qualified stock options and installment purchase opportunities to defer a portion of the total amount required to exercise the options. Interest currently accrues on deferred payments at 8.75% compounded annually and is payable when the deferred payments are due. At September 29, 1995 and September 30, 1994 the receivables from individuals under the Deferred Payment Program were $17.5 million and $9.8 million, respectively, which are classified in the consolidated balance sheet as a reduction of Shareholders' Equity. The Company holds as collateral all shares purchased in which any portion of the purchase price is financed under the Deferred Payment Program until the deferred payment is received from the individual by the Company. Status of the options, including installment stock purchase opportunities, under the various ownership programs follows:


                                                Number of Shares                          Average Option Price
                                     -----------------------------------------         ------------------------
                                        1995           1994           1993              1995       1994      1993
                                     -----------    -----------    -----------         ------     ------     -----

Options granted                        4,409,920      4,314,635      2,776,296        $13.11     $11.19      $9.14
Options exercised                      3,084,830      2,588,030      4,904,360         $6.17      $6.33      $3.14
Options outstanding                   10,107,199     10,383,764     10,030,024        $10.47      $8.05      $6.26



At September 29, 1995, 514,696 of the outstanding option shares were exercisable at an average option price of $2.14. The Company has reserved 10,804,832 shares of Common Stock, Class B at September 29, 1995 for issuance of stock pursuant to its employee ownership and benefit programs.

The Company and its shareholders are parties to an Amended and Restated Shareholders' Agreement. Pursuant to this agreement, holders of common stock who are individuals, upon their death, complete disability or normal retirement, may cause the Company to repurchase up to 30% of their shares for cash at the then appraised value, but only to the extent such repurchase by the Company is permitted under the Credit Agreement. Under this Credit Agreement restriction, repurchases of capital stock cannot exceed an aggregate limit, which amount was $19.1 million at September 29, 1995 and $20.8 million at September 30, 1994. Pursuant to interpretations of its rules related to "Redeemable Preferred Stock," the Securities and Exchange Commission has requested that these amounts representing the Company's potential repurchase of its Common Stock be presented as a separate item and accordingly, the Company's Shareholders' Equity reflects this reclassification in the consolidated financial statements. Also, the Shareholders' Agreement provides that the Company may, at its option, repurchase shares from individuals who are no longer employees. Such repurchased shares may be resold to others including replacement personnel at prices equal to or greater than the repurchase price. Generally, payment for shares repurchased can be, at the Company's option, in cash or subordinated installment notes, which are subordinated to all other indebtedness of the Company. Interest on these notes is payable semi-annually and principal payments are made annually over varying periods not to exceed ten years. The noncurrent portion of these notes ($36.8 million as of September 29, 1995 and $24.9 million as of September 30, 1994) is included in the consolidated balance sheets as "Other Noncurrent Liabilities" and the current portion of these notes ($11.3 million as of September 29, 1995 and $8.7 million as of September 30, 1994) is included in the consolidated balance sheets as "Accounts Payable."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. COMMITMENTS AND CONTINGENCIES:
                                               1995                      1994
-------------------------------------------------------------------------------
                                                        (in thousands)
Facilities under capital leases              $10,213                    $8,204
Less-accumulated amortization                  8,211                     5,590
-------------------------------------------------------------------------------
                                             $ 2,002                    $2,614
===============================================================================

Rental expense for all operating leases was $124.2 million, $121.2 million and $119.4 million for fiscal 1995, 1994 and 1993, respectively.

Following is a schedule of the future minimum rental commitments under all noncancelable leases as of September 29, 1995:

Fiscal Year                                  Operating                 Capital
-------------------------------------------------------------------------------
                                                        (in thousands)
   1996                                       $126,461                    $660
   1997                                         71,494                     737
   1998                                         64,964                     485
   1999                                         58,940                     268
   2000                                         53,889                     255
Subsequent years                               183,421                     499
-------------------------------------------------------------------------------
Total minimum rental obligations              $559,169                   2,904
===============================================================================

Less-amount representing interest                                          534
-------------------------------------------------------------------------------

Present value of capital leases                                          2,370
Less-current portion                                                       390
-------------------------------------------------------------------------------
Noncurrent obligations under capital leases                             $1,980
===============================================================================

The Company has capital commitments of approximately $47 million at September 29, 1995 in connection with several long-term concession contracts at stadiums and arenas. The Company is party to certain claims and litigation arising in the ordinary course of business. The Company believes it has meritorious defenses to these claims and is of the opinion that adequate reserves have been provided for the ultimate resolution of these matters.

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

                                     1995              1994             1993
                                  --------------   -------------    ------------
                                                  (in thousands)

      Revenues                    $2,975,397        $2,763,098       $2,607,630
      Cost of services provided    2,808,554         2,594,291        2,439,471
      Net income (loss)               14,749            18,677             (357)

                                       1995            1994
                                  ---------------  --------------
                                           (in thousands)

      Current assets              $  366,370        $   355,841
      Noncurrent assets            1,545,474          1,223,750
      Current liabilities            435,289            398,814
      Noncurrent liabilities       1,377,799          1,093,563
      Minority interest                 -                10,812

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. QUARTERLY RESULTS (Unaudited):

The following table summarizes quarterly financial data for fiscal 1995 and 1994.



                                                          Fiscal Quarter
                                      ------------------------------------------------------
1995                                  First (3)       Second(4)      Third(5)         Fourth         Year
-------------------------------------------------------------------------------------------------------------
                                                    (in thousands, except earnings per share)

Revenues                              $1,380,516     $1,364,518     $1,423,824      $1,431,787      $5,600,645
Cost of services provided              1,264,665      1,255,607      1,290,258       1,283,649       5,094,179
Income before extraordinary item          20,753         13,350         28,057          38,029         100,189
Extraordinary item (1)                     -              -              6,686           -               6,686
Net income                                20,753         13,350         21,371          38,029          93,503
Earnings per share:
  Income before extraordinary item          $.42           $.26           $.56            $.77           $2.01
  Net income                                $.42           $.26           $.43            $.77           $1.88


                                                           Fiscal Quarter
                                       -----------------------------------------------------
1994                                    First           Second        Third           Fourth         Year
-------------------------------------------------------------------------------------------------------------
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


(1)   See Note 3.
(2) Includes cumulative effect of change in accounting for income taxes of $1,277 in the fiscal 1994 first quarter. See Note 6.
(3) Fiscal 1995 first quarter results were adversely impacted by the National Hockey League strike (See Note 11).
(4) Fiscal 1995 second quarter results were adversely impacted by the incremental seasonal operating loss related to the Harry M. Stevens acquisition.
(5) Fiscal 1995 third quarter results were adversely impacted by the Major League Baseball strike (See Note 11).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BUSINESS SEGMENTS:

The Company provides or manages services in the following business segments:

Food, Leisure and Support Services - Food, refreshment, specialized dietary and support services, including maintenance and housekeeping, provided to business, educational, governmental and medical institutions and in recreational and other facilities serving the general public. The current year acquisition discussed in
Note 2 was not material to segment revenues and operating income. Fiscal 1994 operating income includes a $5.8 million gain on the sale of stock of an affiliate and the 1993 operating income includes a $15 million gain from a divestiture and a reserve of approximately $18 million for potential adjustments as described in Note 2. The 1995 and 1994 segment operating results have been adversely impacted by the Major League Baseball strike in the U.S. and Canada. Additionally, the fiscal 1995 segment operating results have been adversely impacted by the National Hockey League strike in the U.S. and Canada and a decrease in average attendance at Major League Baseball games subsequent to the resumption of the season in April 1995. Had the hockey strike and baseball situation not occurred, it is estimated that segment reported results for revenues and operating income would have been approximately 2% and 10% greater in fiscal 1995, and 2% and 6% greater in fiscal 1994, respectively. Also, total Company operating income and income before extraordinary items would have been approximately 5% and 8% higher in fiscal 1995, and 3% and 5% higher in fiscal 1994, respectively.

Uniform Services - Rental of personalized work apparel and linens for business and institutions on a contract basis and the direct marketing of work clothing, casual apparel, safety equipment, and accessories. The acquisitions consummated in the fourth quarter discussed in Note 2 are included in the identifiable asset disclosure in fiscal 1995.

Health and Education Services - General management of child care centers, and specialized services to emergency rooms, and other hospital specialties, and medical services to correctional institutions. Fiscal 1995 segment operating income is lower than prior year primarily due to an increase in insurance reserves, reflecting a refinement in the claims estimation methodology.

Distributive Services - Wholesale distribution of magazines and other published materials to retail locations patronized by the general public. The acquisitions discussed in Note 2 contributed approximately 6% of segment revenues and were not material to reported operating income in fiscal 1995.

Revenues by segment are substantially comprised of services to unaffiliated customers and clients. Operating income reflects expenses directly related to individual segments plus an allocation of expenses applicable to more than one segment. General corporate expenses include expenses not specifically identifiable with an individual segment. The increase in fiscal 1994 expenses is primarily due to incremental costs related to a change in corporate identity. Direct selling expenses are approximately 1% of revenues for fiscal 1995, 1994 and 1993. Corporate assets consist principally of goodwill not allocable to any individual segment and other noncurrent assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            Revenues                                Operating Income
                             ---------------------------------------     ----------------------------------------
                                1995          1994           1993           1995           1994            1993
                             ----------    ----------     ----------     ----------     ----------        -------
                                                                  (in millions)

Food, Leisure &
  Support Services             $3,521.2      $3,274.3       $3,149.6        $146.4        $138.4          $137.4
Uniform Services                  893.4         810.5          731.0         102.6          96.0            87.6
Health & Education                742.9         673.3          619.3          28.5          37.2            33.7
Distributive                      443.1         403.5          390.8          27.4          26.5            24.8
                               --------      --------       --------        ------        ------          ------
Total                          $5,600.6      $5,161.6       $4,890.7         304.9         298.1           283.5
                               ========      ========       ========

General Corporate and Other Expenses                                         (27.9)        (30.8)          (22.6)
Gain on Sale of Remaining Living Centers Common Stock                          -             -               8.0
                                                                            ------        ------          ------
Operating Income                                                             277.0         267.3           268.9
Gain on Issuance of Stock by an Affiliate                                      -             4.7             -
Interest Expense, net                                                       (109.4)       (108.5)         (125.7)
                                                                            ------        ------          ------
Income Before Income Taxes, Minority Interest,
   Extraordinary Item, and Accounting Change                                $167.6        $163.5          $143.2
                                                                            ======        ======          ======


Depreciation and Amortization, Capital Expenditures and Identifiable Assets

                                           Depreciation                                   Capital
                                         and Amortization                              Expenditures
                                 ---------------------------------            -----------------------------------
                                  1995        1994           1993              1995          1994            1993
                                 ------      ------         ------            ------        ------          -----
                                                                  (in millions)

Food, Leisure &
  Support Services               $ 89.7        $ 85.5         $ 76.6          $128.2        $ 83.2          $ 82.4
Uniform Services                   40.7          36.3           33.9            50.6          39.9            37.9
Health & Education                 18.2          16.5           15.1            26.6          18.4            22.5
Distributive                        3.5           2.3            2.1             3.9           2.0             1.4
                                 ------        ------         ------          ------        ------          ------
                                  152.1         140.6          127.7           209.3         143.5           144.2

Corporate                           4.8           3.2            2.8             4.3           3.0             2.5
                                 ------        ------         ------          ------        ------          ------

                                 $156.9        $143.8         $130.5          $213.6        $146.5          $146.7
                                 ======        ======         ======          ======        ======          ======

                                         Identifiable Assets
                              ----------------------------------------
                                 1995           1994            1993
                              ---------      ----------        -------
                                           (in millions)

Food, Leisure &
  Support Services             $1,264.5        $1,085.7        $1,054.6
Uniform Services                  847.6           608.7           570.7
Health & Education                272.0           280.2           261.3
Distributive                      131.5            74.2            65.6
                               --------        --------        --------
                                2,515.6         2,048.8         1,952.2

Corporate                          84.1            73.2            88.4
                               --------        --------        --------

                               $2,599.7        $2,122.0        $2,040.6
                               ========        ========        ========

Most services are provided in the United States, with operations also being conducted in Belgium, Canada, the Czech Republic, Germany, Hungary, Japan, Korea, Mexico, Spain and the United Kingdom. The Company's non-U.S. operations for each year contributed approximately 16% of total revenues and 8% of total operating income, and identifiable assets for these operations were approximately 11% of the total.

                      ARAMARK CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               ARAMARK CORPORATION
                                 BALANCE SHEETS
                    SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                 (in thousands)

                                     ASSETS
                                     ------

                                                         1995             1994
                                                       -------          -------
Current Assets:
         Receivables                                   $  1,261        $    498
         Inventories                                        292             187
         Prepayments                                      1,560           2,032
                                                       --------        --------

                  Total current assets                    3,113           2,717
                                                       --------        --------
Property & Equipment, net                                11,924           9,436

Investment in Subsidiaries                              732,156         634,154

Notes Receivable from ARAMARK Services, Inc.            100,000         225,000

Other Assets                                             10,245           6,634
                                                       --------        --------

                                                       $857,438        $877,941
                                                       ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
         Accounts payable                              $ 12,546        $ 12,832
         Accrued expenses                                13,901          23,093
                                                       --------        --------

                  Total current liabilities              26,447          35,925
                                                       --------        --------
Long-Term Borrowings                                    165,414         290,414

Other Noncurrent Liabilities                             54,936          45,217

Payable to Subsidiaries                                 339,297         303,035

Common Stock Subject to Potential Repurchase Under
  Provisions of Shareholders' Agreement                  19,060          20,791

Shareholders' Equity Excluding Common Stock
  Subject to Repurchase:
    Series C preferred stock, redemption value $1,000    14,965          16,949
    Class A common stock, par value $.01                     21              21
    Class B common stock, par value $.01                    235             243
    Earnings retained for use in the business           247,805         178,587
    Cumulative translation adjustment                     8,318           7,550
    Impact of potential repurchase feature of
     common stock                                       (19,060)        (20,791)
                                                       --------        --------
                  Total                                 252,284         182,559
                                                       --------        --------
                                                       $857,438        $877,941
                                                       ========        ========

   The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                               ARAMARK CORPORATION
                              STATEMENTS OF INCOME
                 FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 1995,
                     SEPTEMBER 30, 1994 AND OCTOBER 1, 1993
                                 (in thousands)


                                                                    1995             1994           1993
                                                                 ----------       ----------       -------

Equity in Net Income of Subsidiaries                              $93,503           $86,079         $ 67,640
                                                                  -------           -------         --------
Gain on Divestiture of an affiliate                                  -                 -              14,570
                                                                  -------           -------         --------

Management Fee Income                                              56,360            67,571           49,592
                                                                  -------           -------         --------
General and Administrative Expenses                                39,322            45,808           27,652
                                                                  -------           -------         --------
Interest (Income) Expense -

             Intercompany interest income                         (16,532)          (38,778)         (36,774)

             Interest expense                                      25,916            47,746           54,503
                                                                  -------           -------         --------

Interest Expense, net                                               9,384             8,968           17,729
                                                                  -------           -------         --------
             Income before income taxes                           101,157            98,874           86,421

Provision for Income Taxes                                          3,062             5,118            6,748
                                                                  -------           -------         --------
Income Before Extraordinary Item                                   98,095            93,756           79,673
Extraordinary Item Due to Early Extinguishments
   of Debt (net of income taxes of $3,062
   in 1995, $5,118 in 1994 and $1,670 in 1993)                      4,592             7,677            2,541
                                                                  -------           -------         --------

             Net income                                           $93,503           $86,079          $77,132
                                                                  =======           =======          =======














The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)


                               ARAMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 1995,
                     SEPTEMBER 30, 1994 AND OCTOBER 1, 1993
                                 (in thousands)


                                                                          1995            1994           1993
                                                                       ----------      ----------       -------

Cash flows from operating activities:
      Net income                                                      $   93,503        $ 86,079       $ 77,132
      Equity in net income of subsidiaries                               (93,503)        (86,079)       (67,640)
      Extraordinary item                                                   4,592           7,677          2,541
      Gain on divestiture                                                   -               -           (14,570)
      Other, primarily noncash working capital                           (22,264)         (8,408)         4,298
                                                                      ----------        --------       --------

Net cash provided by (used in) operating activities                      (17,672)           (731)         1,761
                                                                      ----------        --------       --------


Cash flows from investing activities:
      Purchases of property and equipment                                 (4,258)         (3,023)        (2,486)
      Other                                                                  119           2,072            120
                                                                      ----------        --------       --------
Net cash used in investing activities                                     (4,139)           (951)        (2,366)
                                                                      ----------        --------       --------


Cash flows from financing activities:
      Proceeds from additional long-term borrowings                         -               -           100,000
      Payment of long-term borrowings including
         premiums                                                       (131,250)       (194,694)       (45,470)
      Change in notes receivable from
         ARAMARK Services, Inc.                                          125,000         175,000       (100,000)
      Change in intercompany payable to
         subsidiaries                                                     47,811          54,253        106,702
      Redemption of preferred stock                                       (1,984)        (17,647)          (137)
      Proceeds from issuance of common stock                               9,718          12,416          9,462
      Repurchase of common stock                                         (26,435)        (25,729)       (45,795)
      Payment of special dividend                                           -               -           (24,157)
      Payment of preferred stock dividend                                 (1,049)         (1,917)          -
                                                                      ----------       ---------      ---------
Net cash provided by financing activities                                 21,811           1,682            605
                                                                      ----------       ---------      ---------

Change in cash                                                        $     -          $    -         $    -
                                                                      ==========       =========      =========







The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

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


Note 3.

     The Company has guaranteed certain obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, primarily those incurred pursuant to the Credit Agreement borrowings. See Note 4 to the Company's consolidated financial statements. Total guarantees were $1.2 billion on September 29, 1995.

                      ARAMARK CORPORATION AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 1995, SEPTEMBER 30, 1994
                               AND OCTOBER 1, 1993


                                                                   Additions                    Reductions
                                                           -------------------------    --------------------------
                                            Balance,       Acquisition                  Divestiture     Deductions      Balance,
                                          Beginning of         of         Charged to        of            from           End of
    Description                           Fiscal Year      Businesses       Income       Businesses     Reserves(1)    Fiscal Year
    -----------                           ------------     -----------    ----------     ----------     -----------    -----------
                                           - - - - - - - - - - - - - - - - (in thousands) - - - - - - - - - - - - - - - - - - - - -

    Fiscal Year 1995
    ----------------

    Reserve for doubtful accounts,
    advances & current notes receivable     $12,423           $2,928         $6,357        $   -           $6,612        $15,096
                                            =======           ======         ======        =======         ======        =======




    Fiscal Year 1994
    ----------------

    Reserve for doubtful accounts,
    advances & current notes receivable     $10,242           $1,288         $6,141        $   -           $5,248        $12,423
                                            =======           ======         ======        =======         ======        =======



    Fiscal Year 1993
    ----------------

    Reserve for doubtful accounts,
    advances & current notes receivable    $  9,881           $   37         $7,425        $    19         $7,082        $10,242
                                           ========           ======         ======        =======         ======        =======









    (1)   Allowances granted and amounts determined not to be collectible.

                                INDEX TO EXHIBITS

         3.1          Restated Certificate of Incorporation.*

         3.2 Corporate By-laws, as amended, are incorporated by reference to the Company's Registration
                      Statement on Form S-8 (No. 33-14365).

         4.1          Amended and Restated Stockholders' Agreement.*

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

         10.1 Restated Employment Agreement dated November 13, 1991 with Joseph Neubauer is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1991.

         10.2 Agreement relating to employment and post-employment competition dated October 1, 1991 with Julian L. Carr, Jr.*

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

         10.5 Agreement relating to employment and post-employment competition dated December 19, 1983 with Martin W. Spector is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1989.

         10.6 Amended and Restated Credit and Guaranty Agreement dated as of March 12, 1993.*

         11           Computation of Earnings Per Share.

         12           Ratio of Earnings to Fixed Charges.

         21           Subsidiaries of Registrant.

         23.1         Consent of Arthur Andersen LLP,  Independent Public
                      Accountants.

         23.2         Consent of Ernst & Young, Chartered Accountants.

         24           Powers of Attorney.

         27           Financial Data Schedule.

* Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.