Form 10-Q
period 1995-12-29
ARAMARK CORP
filed 1996-02-12
CIK 757523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 29, 1995  Commission file number 1-8827
                               ------------------                        ------

                               ARAMARK CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           23-2319139
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification Number)


         The ARAMARK Tower
         1101 Market Street
      Philadelphia, Pennsylvania                                19107
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (215) 238-3000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        Yes     X         No
                                              -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at January 26, 1996:   2,088,027
Class B common stock outstanding at January 26, 1996:  23,883,861
-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)

                                     ASSETS
                                     ------

                                                                            December 29,          September 29,
                                                                               1995                   1995
                                                                            ----------            ----------
Current Assets:
       Cash and cash equivalents                                            $   20,128            $   23,082
       Receivables                                                             528,662               488,920
       Inventories, at lower of cost or market                                 305,263               285,510
       Prepayments and other current assets                                    137,979                64,772
                                                                            ----------            ----------
              Total current assets                                             992,032               862,284
                                                                            ----------            ----------
Property and Equipment, net                                                    772,611               756,082
Goodwill                                                                       644,041               506,193
Other Assets                                                                   280,272               475,127
                                                                            ----------            ----------
                                                                            $2,688,956            $2,599,686
                                                                            ==========            ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
       Current maturities of long-term borrowings                           $   10,995         $       8,384
       Accounts payable                                                        411,547               440,761
       Accrued expenses and other liabilities                                  472,260               399,458
                                                                            ----------            ----------
              Total current liabilities                                        894,802               848,603
                                                                            ----------            ----------
Long-Term Borrowings                                                         1,287,074             1,274,771
Deferred Income Taxes and Other Noncurrent Liabilities                         232,837               204,968
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                                        19,364                19,060
Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
       Series C preferred stock, redemption value $1,000                        14,649                14,965
       Class A common stock, par value $.01                                         21                    21
       Class B common stock, par value $.01                                        227                   235
       Earnings retained for use in the business                               252,392               247,805
       Cumulative translation adjustment                                         6,954                 8,318
       Impact of potential repurchase feature of
         common stock                                                          (19,364)              (19,060)
                                                                            ----------            ----------
              Total                                                            254,879               252,284
                                                                            ----------            ----------
                                                                            $2,688,956            $2,599,686
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

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)


                                                                               For the Three Months Ended
                                                                            ------------------------------
                                                                            December 29,           December 30,
                                                                                1995                   1994
                                                                            ----------              ----------
Revenues                                                                    $1,549,374              $1,380,516
                                                                            ----------              ----------
Costs and Expenses:
       Cost of services provided                                             1,413,632               1,264,665
       Depreciation and amortization                                            44,693                  37,013
       Selling and general corporate expenses                                   22,025                  18,629
       Other income                                                             (2,850)                   --
                                                                            ----------              ----------
                                                                             1,477,500               1,320,307
                                                                            ----------              ----------
       Operating income                                                         71,874                  60,209
Interest Expense, net                                                           30,252                  25,433
                                                                            ----------              ----------
       Income before income taxes                                               41,622                  34,776
Provision for Income Taxes                                                      16,633                  14,023
                                                                            ----------              ----------
       Net income                                                           $   24,989              $   20,753
                                                                            ==========              ==========
Earnings Per Share                                                                $.52                    $.42
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

                      ARAMARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)


                                                                                  For the Three Months Ended
                                                                                -----------------------------
                                                                                December 29,      December 30,
                                                                                     1995            1994
                                                                                ------------      ------------
Cash flows from operating activities:
     Net income                                                                    $  24,989        $ 20,753
     Adjustments to reconcile net income to net
       cash used in operating activities:
           Depreciation and amortization                                              44,693          37,013
           Income taxes deferred                                                      (5,961)         (1,233)
     Changes in noncash working capital                                              (75,890)        (79,340)
     Other operating activities                                                         (671)         (5,408)
                                                                                   ---------         -------
Net cash used in operating activities                                                (12,840)        (28,215)
                                                                                   ---------         -------

Cash flows from investing activities:
     Purchases of property and equipment                                             (32,658)        (38,624)
     Disposals of property and equipment                                               3,522           2,923
     Sale of investments                                                                  --          16,203
     Divestiture of certain businesses                                                50,823           1,579
     Purchase of subsidiary stock                                                         --         (19,758)
     Acquisition of certain businesses                                                (5,471)       (115,680)
     Other investing activities                                                       (2,649)            727
                                                                                   ---------         -------
Net cash provided by (used in) investing activities                                   13,567        (152,630)
                                                                                   ---------         -------
Cash flows from financing activities:
     Proceeds from additional long-term borrowings                                    16,125         179,541
     Payment of long-term borrowings including premiums                               (1,483)         (6,202)
     Repurchase of stock                                                             (18,350)         (1,842)
     Other financing activities                                                           27             244
                                                                                   ---------         -------
Net cash provided by (used in) financing activities                                   (3,681)        171,741
                                                                                   ---------         -------
Decrease in cash and cash equivalents                                                 (2,954)         (9,104)
Cash and cash equivalents, beginning of period                                        23,082          27,426
                                                                                   ---------         -------
Cash and cash equivalents, end of period                                          $   20,128        $ 18,322
                                                                                  ==========        ========


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


(2)      OTHER INCOME:
         ------------

         During the first quarter of fiscal 1996, the Company sold a division of its direct marketing business. The division was a provider of casual mens' apparel and the net selling price was $51 million, primarily in cash. The transaction resulted in a pre-tax gain of $37 million, which was offset by other charges related to asset realization ($20 million) and insurance, legal and other matters ($14 million) and is reflected as "other income" in the accompanying consolidated statement of income. The divested operations were not material to the Company's revenues or operating income.


(3)      CAPITAL STOCK:
         -------------

         During the first quarter of fiscal 1996, pursuant to the ARAMARK Ownership Program, employees purchased 140,347 shares or $1.1 million of Class B Common Stock for $.7 million cash plus $.4 million of deferred payment obligations.


(4)      SUPPLEMENTAL CASH FLOW INFORMATION:
         ----------------------------------

         The Company made interest payments of $28.8 million and $24.7 million and income tax payments of $8.0 million and $14.3 million during the first quarter of fiscal 1996 and 1995, respectively. During the first quarter of fiscal 1996, the Company purchased $9.7 million of its Class B Common Stock, issuing $4.7 million in subordinated installment notes as partial consideration, and contributed $1.5 million of Class A Common Stock to its employee benefit plans.


(5)      SUBSEQUENT EVENT:
         ----------------

         In January 1996, the Company redeemed its $80 million 8-1/4% senior note for a premium and will record an extraordinary item for debt extinguishment of $1.6 million (net of tax benefit of $1.0 million) in the fiscal 1996 second quarter.

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

                                                  For the Three Months Ended
                                              ---------------------------------
                                              December 29,         December 30,
                                                 1995                   1994
                                              ------------         ------------
                                                         (in millions)

         Revenues                               $833.3               $753.9
         Cost of services provided               785.7                705.1
         Net income                                2.2                  9.8

                                              December 29,        September 29,
                                                 1995                  1995
                                              ------------        -------------
                                                         (in millions)

         Current assets                       $  406.4            $   366.4
         Noncurrent assets                     1,605.7              1,545.5
         Current liabilities                     514.6                435.3
         Noncurrent liabilities                1,398.5              1,377.8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------   FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

Overview
--------

Revenues of $1.5 billion for the first quarter of fiscal 1996 were 12% higher than the prior year period. First quarter operating income of $71.9 million was $11.7 million higher than the prior year period. Fiscal 1996 operating income includes other income of $2.9 million as described in note 2 to the condensed consolidated financial statements. Excluding the other income, operating income increased by 15% due to improved earnings in each business segment, including the positive impact in fiscal 1996 from the return of baseball and hockey. As a result, the Company's operating income margin, before other income, increased to 4.5% in fiscal 1996 from 4.4% in fiscal 1995. First quarter interest expense increased $4.8 million, or 19%, from the comparable prior year period due primarily to increased debt levels to finance acquisitions.

Segment Results
---------------

Revenues - Food, Leisure and Support Services segment revenues increased 12% due to new accounts and increased volume at both domestic and international food businesses, acquisitions, and the return of baseball and hockey. Uniform Services segment revenues increased 18% due to increased volume in uniform rental operations plus the impact of recent acquisitions, partially offset by the divestiture discussed in note 2. Health & Education segment revenues increased 2% due primarily to enrollment growth and pricing at Children's World. Distributive segment revenues increased 21% due primarily to recent acquisitions.

Operating Income, Before Other Income - Food, Leisure and Support Services segment operating income increased 30% due to increased revenues in the food business and the return of baseball and hockey. Uniform Services segment operating income was about equal to last year due to several factors. Income related to higher revenue was offset by costs associated with the acquisition in the uniform rental business and higher operating and marketing costs in the direct marketing business. The impact on operating income from the acquisition of the direct marketer of public safety clothing and equipment was offset by the divestiture described in note 2. Health & Education segment operating income increased 32% due to revenue related increases at Children's World and cost improvements at Spectrum Healthcare Services. Distributive segment operating income increased 8% due to acquisitions, partially offset by increased operating expenses.


FINANCIAL CONDITION
-------------------

The Company's indebtedness increased $15 million in the first three months of fiscal 1996, principally to finance seasonal working capital needs which was partially offset by the proceeds from the sale of a division (see note 2 to the condensed consolidated financial statements).

In January 1996, the Company redeemed its $80 million 8-1/4% senior note and issued a $125 million 6.79% note due January 2003, with annual principal repayments of $25 million beginning January 1999 (see note 5 to the condensed consolidated financial statements).

The Company currently has approximately $350 million of unused credit availability under its $1 billion revolving credit facility, which management believes, along with cash flows from operations, is sufficient to fund operating requirements.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ARAMARK CORPORATION


February 12, 1996                        /s/ Alan J. Griffith
                                         ---------------------------------
                                         Alan J. Griffith
                                         Vice President, Controller
                                         and Chief Accounting Officer

                           PART II - OTHER INFORMATION

Items 1 through 4 are not applicable.
------------------------------------

Item 5:    None
------

Item 6:    Exhibits and Reports on Form 8-K
--------------------------------------------

        (a)   (1)  Exhibit 3 - Restated Articles of Incorporation

              (2)  Exhibit 11 - Computation of Fully Diluted Earnings Per Share

              (3)  Exhibit 27 - Financial Data Schedule

        (b)   None