Form 10-Q
period 1996-03-29
ARAMARK CORP
filed 1996-05-10
CIK 757523

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 29, 1996     Commission file number 1-8827
                               --------------                            ------


                               ARAMARK CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                     23-2319139
- -------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification Number)


         ARAMARK TOWER
         1101 Market Street
    Philadelphia, Pennsylvania                              19107
- -------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)



                                 (215)238-3000
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes     X         No
                                                      -----           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at April 26, 1996:   2,039,689
Class B common stock outstanding at April 26, 1996:  22,863,499
- -------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)

                                     ASSETS

                                                               March 29,   September 29,
                                                                  1996         1995
                                                             -----------   -------------
Current Assets:
       Cash and cash equivalents                             $    24,677    $    23,082
       Receivables                                               501,983        488,920
       Inventories, at lower of cost or market                   302,605        285,510
       Prepayments and other current assets                      112,896         64,772
                                                             -----------    -----------

              Total current assets                               942,161        862,284
                                                             -----------    -----------

Property and Equipment, net                                      783,443        756,082
Goodwill                                                         641,747        506,193
Other Assets                                                     283,979        475,127
                                                             -----------    -----------

                                                             $ 2,651,330    $ 2,599,686
                                                             ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Current maturities of long-term borrowings            $    15,739    $     8,384
       Accounts payable                                          358,851        440,761
       Accrued expenses and other liabilities                    458,091        399,458
                                                             -----------    -----------

              Total current liabilities                          832,681        848,603
                                                             -----------    -----------

Long-Term Borrowings                                           1,308,477      1,274,771
Deferred Income Taxes and Other Noncurrent Liabilities           235,891        204,968
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                          19,512         19,060

Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
       Class C preferred stock, redemption value $1,000 ..        14,190         14,965
       Class A common stock, par value $.01                           20             21
       Class B common stock, par value $.01                          235            235
       Earnings retained for use in the business                 255,295        247,805
       Cumulative translation adjustment                           4,541          8,318
       Impact of potential repurchase feature of
         common stock                                            (19,512)       (19,060)
                                                             -----------    -----------

              Total                                              254,769        252,284
                                                             -----------    -----------

                                                             $ 2,651,330    $ 2,599,686
                                                             ===========    ===========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                        For the Three Months Ended           For the Six Months Ended
                                                      -----------------------------       ------------------------------
                                                        March 29,         March 31,        March 29,           March 31,
                                                          1996              1995             1996                1995
                                                      -----------       -----------       -----------        -----------

Revenues                                              $ 1,464,626       $ 1,364,518       $ 3,014,000        $ 2,745,034
                                                      -----------       -----------       -----------        -----------
Costs and Expenses:

       Cost of services provided                        1,343,275         1,255,607         2,756,907          2,520,272
       Depreciation and amortization                       45,785            39,034            90,478             76,047
       Selling and general corporate expenses              20,260            18,431            42,285             37,060
       Other expense (income)                                --                --              (2,850)              --
                                                      -----------       -----------       -----------        -----------
                                                        1,409,320         1,313,072         2,886,820          2,633,379
                                                      -----------       -----------       -----------        -----------

       Operating income                                    55,306            51,446           127,180            111,655

Interest Expense, net                                      30,068            29,442            60,320             54,875
                                                      -----------       -----------       -----------        -----------
       Income before income taxes                          25,238            22,004            66,860             56,780

Provision for Income Taxes                                  9,939             8,654            26,572             22,677
                                                      -----------       -----------       -----------        -----------
Income before Extraordinary Item                           15,299            13,350            40,288             34,103

Extraordinary Item due to Early Extinguishment
     of Debt (net of income taxes)                          1,589              --               1,589               --
                                                      -----------       -----------       -----------        -----------
       Net income                                     $    13,710       $    13,350       $    38,699        $    34,103
                                                      ===========       ===========       ===========        ===========
Earnings Per Share:
   Income before extraordinary item                   $       .32       $       .26       $       .84        $       .68
   Net income                                         $       .28       $       .26       $       .80        $       .68
                                                      ===========       ===========       ===========        ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)


                                                                                  For the Six Months Ended
                                                                             ---------------------------------
                                                                               March 29,               March 31,
                                                                                 1996                    1995
                                                                             ------------             -----------
Cash flows from operating activities:
     Net income                                                               $  38,699               $  34,103
     Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                                         90,478                  76,047
           Income taxes deferred                                                (12,789)                 (1,822)
           Extraordinary item                                                     1,589                    --
     Changes in noncash working capital                                         (79,010)                (77,587)
     Other operating activities                                                  (8,918)                 (1,789)
                                                                              ---------               ---------
Net cash provided by operating activities                                        30,049                  28,952
                                                                              ---------               ---------

Cash flows from investing activities:
     Purchases of property and equipment                                        (77,222)                (81,944)
     Disposals of property and equipment                                          5,995                  15,100
     Sale of investments                                                           --                    16,203
     Divestiture of certain businesses                                           50,823                   1,583
     Purchase of subsidiary stock                                                  --                   (20,310)
     Acquisition of certain businesses                                          (10,295)               (116,519)
     Other investing activities                                                  (7,431)                  2,787
                                                                              ---------               ---------

Net cash used in investing activities                                           (38,130)               (183,100)
                                                                              ---------               ---------

Cash flows from financing activities:
     Proceeds from additional long-term borrowings                              129,219                 176,711
     Payment of long-term borrowings including premiums                         (93,078)                (27,096)
     Proceeds from issuance of common stock                                       9,978                   7,613
     Repurchase of stock                                                        (35,822)                 (9,223)
     Other financing activities                                                    (621)                 (1,731)
                                                                              ---------               ---------
Net cash provided by financing activities                                         9,676                 146,274
                                                                              ---------               ---------
Increase/(decrease) in cash and cash equivalents                                  1,595                  (7,874)
Cash and cash equivalents, beginning of period                                   23,082                  27,426
                                                                              ---------               ---------

Cash and cash equivalents, end of period                                      $  24,677               $  19,552
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


(2)    OTHER INCOME:

       During the first quarter of fiscal 1996, the Company sold a division of its Uniform Services business. The net selling price was approximately $51 million in cash and resulted in a pre-tax gain of $37 million, which was offset by other charges related to asset realization ($20 million) and insurance, legal and other matters ($14 million) and is reflected as "other expense (income)" in the accompanying consolidated statements of income. The divested operations were not material to the Company's revenues or operating income.


(3)    EARLY EXTINGUISHMENT OF DEBT:

       In January 1996, the Company redeemed its $80 million 8-1/4% senior note for a premium resulting in an extraordinary item for debt extinguishment of $1.6 million (net of tax benefit of $1.0 million) and issued a $125 million 6.79% senior note due January 2003, with annual principal repayments of $25 million beginning January 1999.


(4)    CAPITAL STOCK:

       During the first six months of fiscal 1996, pursuant to the ARAMARK Ownership Program, employees purchased 1,746,200 shares or $14.8 million of Class B Common Stock for $10.0 million of cash and $4.8 million of deferred payment obligations.


(5)    SUPPLEMENTAL CASH FLOW INFORMATION:

       The Company made interest payments of $54.6 million and $51.5 million and income tax payments of $46.3 million and $33.4 million during the first six months of fiscal 1996 and 1995, respectively. During the first six months of fiscal 1996, the Company purchased $.8 million of its Preferred Stock, $22.6 million of its Class A Common Stock and $24.0 million of its Class B Common Stock, issuing $11.5 million in subordinated installment notes as partial consideration, and contributed $1.5 million of Class A Common Stock to its employee benefit plans.

                      ARAMARK CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

                                            For the Three Months Ended                 For the Six Months Ended
                                            --------------------------              ------------------------------
                                            March 29,           March 31,           March 29,            March 31,
                                               1996               1995                1996                 1995
                                            ---------          -----------          ----------          ---------
                                                                         (in thousands)

Revenues                                   $  820.0             $  779.0           $  1,653.4           $  1,532.9
Cost of services provided                     773.9                730.9              1,559.6              1,436.0
Net income                                      5.2                  6.7                  7.4                 16.5



                                             March 29,        September 29,
                                               1996               1995
                                             --------         ------------
                                                   (in thousands)

Current assets                              $   380.2          $   366.4
Noncurrent assets                             1,594.5            1,545.5
Current liabilities                             454.7              435.3
Noncurrent liabilities                        1,418.2            1,377.8



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------

Overview
- --------

Revenues of $1.5 billion for the second quarter and $3.0 billion for the six month period increased 7% and 10%, respectively, over the comparable prior year periods. Second quarter operating income of $55.3 million was $3.9 million or 8% higher than the prior year period. As discussed below, the increase is attributable to increased earnings of the Food, Leisure & Support and Uniform Services segments, partially offset by a major decline in earnings of the Distributive segment. Operating income for the six month period of $127.2 million was 14% higher than the prior year period as a result of improved earnings in the Uniform Services, Health & Education and Food, Leisure & Support segments, including the positive impact in fiscal 1996 from the return of baseball and hockey, partially offset by the decline in earnings of the Distributive segment. Fiscal 1996 year-to-date results also include other income of $2.9 million (see note 2 to the condensed consolidated financial statements). As a result, the Company's operating income margin for the six month period (before other income) of 4.1% was unchanged from the comparable prior year period.

Interest expense for the three and six month periods increased $0.6 million or 2% and $5.4 million or 10%, respectively, from the comparable prior year period due to increased debt levels to finance acquisitions, partially offset by the favorable impact of refinancing certain of the Company's subordinated debentures and lower interest rates.

Segment Results
- ---------------

Revenues - Food, Leisure & Support Services segment second quarter revenues increased 7% due primarily to new accounts and increased volume at both U.S. and international food businesses. Food, Leisure & Support Services segment revenues for the six month period increased 9% due to the growth noted above, acquisitions and the return of baseball and hockey. Uniform Services segment revenues increased 17% over the prior year for both the three and six month periods due to the impact of recent acquisitions and increased volume in the uniform rental business, partially offset by the divestiture discussed in note 2 and decreased volume from direct marketing of work clothing. Health and Education segment revenues in the fiscal second quarter were equal with the prior year period and increased 1% on a year-to-date basis, with increases in enrollment and pricing at Children's World being offset by decreased revenues in the healthcare business due to the impact of the severe winter weather in the second quarter of fiscal 1996 and the expiration of a statewide correctional healthcare contract. Distributive segment revenues for the three and six month periods increased 5% and 13%, respectively, due to recent acquisitions.

Operating Income, Before Other Expense (Income) - Food, Leisure & Support Services segment operating income increased 37% for the second quarter and 33% for the six month period due to increased revenues, the return of baseball and hockey in the first fiscal quarter and effective control of expenses. Uniform Services segment operating income for the second quarter increased 22% over the prior year period due to volume increases in the uniform rental business, recent acquisitions and cost reduction initiatives in the direct marketing business, partially offset by the impact of the divestiture described in note 2. Operating income for the six month period increased 9% over the prior year period, with increases related to uniform rental volume and acquisitions being partially offset by the divestiture and increased operating and marketing costs in the direct marketing business incurred in the first fiscal quarter. Health and Education segment second quarter operating income decreased 4% as a result of the impact of the revenue changes mentioned above. For the six month period, operating income increased 7% over the prior year, primarily due to the revenue related increases at Children's World. The Distributive segment incurred an operating loss in the fiscal second quarter. As a result operating income declined by approximately $8 million for both the second quarter and the six months compared to the prior year periods. Results were impacted by higher operating expenses due to increased competition and consolidation in the magazine wholesale distribution industry resulting from large retail chains consolidating magazine purchases from a reduced number of wholesalers. While the Company believes it is well positioned to take advantage of the current competitive conditions due to its size and reputation in this market, the future impact of these changes on the Distributive segment is uncertain at this point in time. For the remainder of fiscal 1996, the Company projects that operating income in the Distributive segment will continue to be significantly lower than the prior year period.

FINANCIAL CONDITION
- -------------------

The Company's indebtedness increased $41 million in the first six months of fiscal 1996, principally to finance seasonal working capital needs which was partially offset by the proceeds from the sale of a division (see note 2 to the condensed consolidated financial statements).

The Company currently has approximately $370 million of unused credit availability under its revolving credit facility, which management believes, along with cash flows from operations, is sufficient to fund operating requirements.

                           PART II - OTHER INFORMATION


Item 1:         Not Applicable.
- -------

Item 2:         Not Applicable.
- -------

Item 3:         Not Applicable.
- -------

Item 4:         Submission of Matters to a Vote of Security Holders.
- -------         ----------------------------------------------------

                (a) The Annual Meeting of Stockholders was held on February 13, 1996.

                (b)        Not Applicable

                (c)  (1)   A proposal to approve the Company's Combined Stock
                           Ownership Plan (the "Plan") was voted upon and approved.

                           There were 22,920,119 affirmative votes and 49,208 negative or abstained votes cast with respect to the approval of the Plan.

                     (2) A proposal to approve the Company's Stock Unit Retirement Plan (the "SURP") was voted upon and approved.

                           There were 22,843,327 affirmative votes and 126,000 negative or abstained votes cast with respect to the approval of the SURP.

                     (3) There were 22,930,669 affirmative votes and 38,658 negative or abstained votes cast with respect to the uncontested election of directors.

                (d)        Not Applicable.


Item 5:         Not Applicable.
- -------


Item 6:         Exhibits.
- -------         ---------

                (a)  (1)   Exhibit 4A - Combined Stock Ownership Plan, is
                           incorporated by reference to the Company's Proxy
                           Statement filed with the Securities and Exchange
                           Commission on January 9, 1996.

                     (2) Exhibit 4B - Stock Unit Retirement Plan is incorporated by reference to the Company's Proxy Statement filed with the Securities and Exchange Commission on January 9, 1996.

                     (3) Exhibit 11 - Computation of Fully Diluted Earnings Per Share

                     (4)   Exhibit 27 - Financial Data Schedule

                (b)  None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ARAMARK CORPORATION

                                                  /s/ Alan J. Griffith
                                                  -----------------------------
                                                  Alan J. Griffith
May 10, 1996                                      Vice President, Controller
                                                  and Chief Accounting Officer