Form 10-K
period 1996-09-27
ARAMARK CORP
filed 1996-11-19
CIK 757523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 27, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to __________

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

                         Telephone Number: 215-238-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class B Common
                                                            Stock, $.01 par
                                                            value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by nonaffiliates:   $626 million


Common stock outstanding at October 25, 1996    Class A Common stock       1,981,169 shares
                                                Class B Common stock      21,742,472 shares

Documents incorporated by reference: Portions of the registrant's Proxy Statement for the 1996 annual meeting of stockholders are incorporated by reference in Part III of this Report.
================================================================================

      As used herein, references to the "Company" shall mean ARAMARK Corporation and its subsidiaries (including ARAMARK Services, Inc.) unless the context otherwise requires. References to "ARAMARK" shall mean ARAMARK Services, Inc. and its subsidiaries unless the context otherwise requires.

                                     PART I
                                     ------
Item 1.     Business
------      --------
Description of Business Segments

      The Company is engaged in providing or managing services, including food and support services, uniform services, health and education services and distributive services. ARAMARK was organized in 1959 in Delaware. The Company was formed in September 1984 by the management of ARAMARK and acquired ARAMARK in December 1984 through a merger.

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

Food and Support Services

      The Company provides food, refreshment, specialized dietary and support services (including maintenance and housekeeping) to businesses, and to educational, governmental and medical institutions. Food, lodging and merchandise services are also provided at leisure facilities such as convention centers, stadiums, parks, arenas, race tracks and other recreational facilities.

      Food, refreshment, specialized dietary and support services are operated at customer locations generally under contracts of indefinite duration which may be subject to termination by either party. However, food and related services at leisure facilities generally are for fixed contract terms well in excess of one year. The Company's food and support services are performed under various financial arrangements including a management-fee basis and a profit-and-loss basis.

      At most customer food service locations, the equipment and facilities used in providing these services are owned by the customer. Vending machines and related equipment, however, are generally owned by the Company. At most leisure facilities, the equipment is owned by the Company.

      There is a high level of competition in the food and support services business from local, regional and national companies as well as from businesses and institutions which operate their own services. This competition takes a number of different forms, including pricing, maintaining high food and service standards, and innovative approaches to marketing with a strong emphasis on securing and retaining customer accounts. The Company believes that it is a significant provider of food and support services in the United States, Spain, Germany, Belgium and Canada, but that its volume of such business is small in relation to the total market. See note 10 to the consolidated financial statements for information relating to the seasonal aspects of this business segment.

Uniform Services

      The Company rents, sells, cleans, maintains and delivers personalized work apparel and other textile items for customers throughout the United States on a contract basis. Also provided are walk-off mats, cleaning cloths, disposable towels, and other environmental control items.

      The Company operates one of the largest direct marketers of personalized work clothing, uniforms and related accessories, primarily in the United States. The Company also operates one of the largest direct marketers of public safety equipment and public employee uniforms in the United States.

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

      Competition in the direct marketing of work clothing, public safety equipment and related items is from numerous retailers and other direct marketers at local, regional and national levels. In this market, while the Company is a significant competitor, the Company's volume of sales is small in relation to the total market.

      The significant competitive factors in the uniform services business are the quality of services provided to customers and the prices charged for such services.

      At the beginning of fiscal 1996, the Company sold a division of its uniform services business. See note 2 to the consolidated financial statements.

      At fiscal yearend 1996, the Company acquired a leading provider of uniform apparel to the hospitality and healthcare markets. See note 2 to the consolidated financial statements.

Health and Education Services

      The Company provides contract management services (including physician staffing and other specialized services) to hospital emergency and other departments and to military healthcare facilities and clinics, as well as contract medical services to correctional institutions and to beneficiaries of the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS"). The Company also provides educational and child care services primarily at Company-operated facilities, and to a lesser extent on customer sites and in before and after school programs.

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

      Educational and child care services are provided to and are primarily paid for on a weekly or semester basis directly by individual families under short-term agreements. The Company leases a significant number of its facilities under long-term arrangements.

      The Company believes it is a significant provider of emergency care management services, medical services to correctional institutions and CHAMPUS beneficiaries, and educational and child care services in the United States.

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

      Distribution services are generally rendered under short-term agreements and for larger accounts under multi-year agreements, which ordinarily permit the return of unsold magazines and books with full credit being given to the retailer and with the Company in turn receiving full credit from its suppliers.

      Competition in the distribution of books and periodicals exists primarily from magazine and book subscriptions, direct distribution by publishers to retailers and from other wholesale distributors. While the Company's volume of business in the distribution of books and periodicals is small in relation to the total market, the Company believes the volume of its wholesale periodical and book distribution makes it a significant wholesale distributor.

Employees

      The Company employs approximately 150,000 persons, both full and part time, including approximately 40,000 employees outside the United States. Approximately 16,000 employees in the United States are represented by various labor unions.


Item 2.     Properties
-------     ----------

      The principal property and equipment of the Company are its service equipment and fixtures (including vehicles) and real estate.

      The service equipment and fixtures include vending, commissary, warehouse and janitorial and maintenance equipment used primarily by the Food and Support Services segment, and laundry equipment used by the Uniform Services segment. The vehicles include automobiles and delivery trucks used in the Food and Support Services segment and in the Distributive Services and Uniform Services segments. The service equipment and fixtures represent 63% of the net book value of all fixed assets as of September 27, 1996.

      The Company's real estate is comprised of educational and child care facilities, of which a significant number are held under long-term operating leases. The Company also maintains other real estate and leasehold improvements which it uses in its Distributive Services, Uniform Services and Food and Support Services segments. Additional information concerning property and equipment (including leases and noncancelable lease commitments) is included in notes 1 and 8 to the consolidated financial statements. No individual parcel of real estate owned or leased is of material significance to the Company's total assets.

      See note 11 to the consolidated financial statements for information concerning the identifiable assets of the Company's business segments.

Item 3.     Legal Proceedings
-------     -----------------

      The Company and its subsidiaries are not parties to any lawsuits (other than ordinary routine litigation incidental to its business) which are material to the Company's business or financial condition. See note 8 to the consolidated financial statements for additional information concerning legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

      Not Applicable.

Item 4A.    Directors and Executive Officers of the Registrant
--------    --------------------------------------------------

Directors:

Name                                        Principal Occupation
----                                        --------------------
Joseph Neubauer..........................   Chairman and Chief Executive Officer
                                            ARAMARK Corporation
Robert J.Callander.......................   Executive-in-Residence, Columbia University
                                            Retired Vice Chairman
                                            Chemical Banking Corporation
Alan K. Campbell.........................   Retired Executive Vice President and
                                            Vice Chairman, ARAMARK Corporation
Ronald R. Davenport......................   Chairman, Sheridan Broadcasting Corporation
Philip L. Defliese ......................   Professor Emeritus, Columbia University
                                            Retired Chairman, Coopers & Lybrand
Lee F. Driscoll, Jr......................   Corporate Director
Mitchell S. Fromstein....................   Chairman, President and Chief Executive Officer Manpower Inc.
Edward G. Jordan.........................   Former Chairman and Chief Executive Officer
                                            Consolidated Rail Corporation
Thomas H. Kean...........................   President, Drew University
                                            Former Governor of New Jersey
Reynold C. MacDonald.....................   Retired Chairman, Acme Metals Incorporated
James E.Preston..........................   Chairman, President and Chief Executive Officer
                                            Avon Products, Inc.

Officers:

Name  (Age as of November 1, 1996)             Office Held                                   Officer Since
----------------------------------             ------------                                  -------------

Joseph Neubauer (55).....................   President and Director...............................    1979
Julian L. Carr, Jr. (50).................   Executive Vice President.............................    1988
James E. Ksansnak (56)...................   Executive Vice President,
                                            Chief Financial Officer..............................    1986
William Leonard (48).....................   Executive Vice President.............................    1992
Brian G. Mulvaney (40)...................   Executive Vice President.............................    1993
Martin W. Spector (58)...................   Executive Vice President,
                                            General Counsel and Secretary........................    1976
L. Frederick Sutherland (44).............   Executive Vice President.............................    1983
Barbara A. Austell (43)..................   Senior Vice President
                                            and Treasurer........................................    1996
Brian J. Gail (49).......................   Senior Vice President................................    1994
Alan J. Griffith (42)....................   Vice President, Controller and
                                            Chief Accounting Officer.............................    1994
Dean E. Hill (45)........................   Vice President.......................................    1993
John P. Kallelis (58)....................   Vice President.......................................    1982
Michael R. Murphy (39)...................   Director of Audit and Controls.......................    1995
Joan C. Mazzotti (46)....................   Assistant Secretary and
                                            Associate General Counsel............................    1994
Donald S. Morton (48)....................   Assistant Secretary and
                                            Associate General Counsel............................    1985
Richard M. Thon (41).....................   Assistant Treasurer..................................    1994

      Except as set forth below, the principal occupation of each executive officer throughout the past five years has been the performance of the functions of the corporate offices shown above.


      Mr. Leonard was president of ARAMARK Uniform Services from 1984 until March 1992 when he was elected to his current position.

      Mr. Mulvaney was vice president of ARAMARK Uniform Services from 1988 until 1993 when he was elected vice president of the Company. He was elected Senior Vice President in 1995 and to his current position in August 1996.

      Mr. Sutherland was vice president and treasurer of the Company from 1983 until February 1991 when he was elected senior vice president. In May 1993 he was elected to his current position.

      Ms. Austell was elected senior vice president and treasurer of the Company in August 1996. Prior to joining the Company in July 1996, she was a managing director of J. P. Morgan & Co.

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

                                     PART II
                                     -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------   ---------------------------------------------------------------------

       There are currently approximately 1,450 record holders of Class B common stock of the Company, all of whom are employees or directors of the Company (or members of their families or trusts created by them). There are currently 124 record holders of the Class A common stock of the Company, all of whom are institutional investors, Company benefit plans or individuals not employed by the Company.

       There is no established public trading market for the common stock of the Company. However, employees of the Company are able to sell shares of common stock through various programs maintained by the Company. See note 7 to the consolidated financial statements for information regarding the Company's shareholders' agreement.

Item 6.     Selected Financial Data
-------     -----------------------

       The following table presents summary consolidated financial data for the Company. The following data should be read in conjunction with the consolidated financial statements and the related notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition, each included elsewhere herein.

                                                                      ARAMARK Corporation and Subsidiaries
                                                                         Fiscal Year Ended on or near
                                                                                  September 30
                                                    -----------------------------------------------------------------------
                                                        1996         1995           1994         1993        1992 (1)
                                                      --------     --------       --------     --------     --------

                                                                   (in millions, except per share amounts and ratios)
Income Statement Data:
Revenues...........................................   $6,122.5     $5,600.6       $5,161.6     $4,890.7     $4,865.3
Earnings before depreciation and
   amortization, interest, and income taxes........      478.0        433.9          415.7        399.4        387.4
Earnings before interest
   and income taxes (2)............................      295.2        277.0          272.0        268.9        261.6
Interest expense, net..............................      116.0        109.4          108.5        125.7        137.9
Income before extraordinary item
   and cumulative effect of
   change in accounting for
   income taxes (3)................................      112.2        100.2           95.0         84.3         70.7
Net income.........................................      109.5         93.5           86.1         77.1         67.4
Earnings per share: (4)
   Income before extraordinary item
     and cumulative effect
     of change in accounting for
     income taxes (3)..............................      $2.37        $2.01          $1.87        $1.64         $1.40
Net income.........................................      $2.31        $1.88          $1.69        $1.49         $1.33
Ratio of earnings to fixed charges (5).............       2.1x         2.1x           2.1x         1.9x          1.7x
Balance Sheet Data (at period end):
Total assets.......................................   $2,830.8     $2,643.3       $2,122.0     $2,040.6      $2,005.0
Long-term borrowings: (6)
   Senior..........................................    1,160.7      1,109.4          691.5        533.8         629.5
   Subordinated....................................      161.2        165.4          290.4        474.9         413.5
Common stock subject to potential
   repurchase (7)..................................       18.6         19.1           20.8         21.7          20.4
Shareholders' equity...............................      296.2        252.3          182.6        124.1         103.8

----------------------------
       (1) Fiscal 1992 is a fifty-three week period. See note 1 to the consolidated financial statements.
       (2)    See note 2 to the consolidated financial statements.
       (3)    See notes 3 and 6 to the consolidated financial statements.
       (4) Based on weighted average shares of common stock outstanding for all periods. See note 1 to the consolidated financial statements.
       (5) For the purpose of determining the ratio of earnings to fixed charges, earnings include pre-tax income plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals).
       (6)    See note 4 to the consolidated financial statements.
       (7)    See note 7 to the consolidated financial statements.

Item 7.     Management's Discussion and Analysis of Results of Operations and
-------     -----------------------------------------------------------------
            Financial Condition
            -------------------

RESULTS OF OPERATIONS

Fiscal 1996 Compared to Fiscal 1995

      Overview. Revenues for the fiscal year ended September 27, 1996 were $6.1 billion, a 9% increase over fiscal 1995, with increases being recorded by all business segments. Operating income of $295.2 million increased 7% compared to the prior year. Earnings increased substantially in both the Food and Support Services segment, including the positive impact in fiscal 1996 from the return of hockey and baseball, and the Uniform Services segment. Earnings were equal to last year for the Health and Education segment and declined dramatically in the Distributive segment. Total Company operating income includes other income of $2.9 million described in note 2 to the consolidated financial statements. The Company's operating income margin decreased to 4.8% from 4.9%, primarily due to the decreased earnings of the Distributive segment. Excluding the Distributive segment, the fiscal 1996 margin was 5.3% and operating income increased 20% compared to the prior year period.

      Interest expense increased $6.6 million or 6% over the prior year due to increased debt levels to finance acquisitions, partially offset by the favorable impact of refinancing certain of the Company's subordinated debt and lower interest rates. The effective income tax rate decreased to 37% in fiscal 1996 from 40% in fiscal 1995 due to the favorable impact resulting from the June 1996 settlement of certain prior years' tax returns. Fiscal 1996 and 1995 net income reflect extraordinary items for early extinguishment of debt of $2.8 million and $6.7 million, respectively, as described in note 3 to the consolidated financial statements.

      Segment Results. Food and Support Services segment revenues were 8% higher than the prior year due to new accounts and increased volume at both U.S. and international food businesses, acquisitions and the return of hockey and baseball (see notes 2 and 11 to the consolidated financial statements). Uniform Services segment revenues increased 17% as a result of yearend 1995 acquisitions and increased volume in the uniform rental business, partially offset by decreased volume from direct marketing of work clothing and the divestiture described in note 2 to the consolidated financial statements. Health and Education segment revenues increased 5% as a result of enrollment growth and pricing at Children's World and new contracts at correctional institutions in the healthcare business. Revenue for the Distributive segment increased 7% due to acquisitions completed during fiscal 1995 and the impact of the change in customer mix in 1996.

      Operating income for the Food and Support Services segment increased 19% due to increased revenues, including those resulting from the return of hockey and baseball, although the baseball labor contract negotiations have not yet been concluded. Fiscal 1996 operating income for the Uniform Services segment includes the $37 million gain on the sale of a division and charges of $5 million related to changes in estimates regarding asset realization and environmental matters described in note 11 to the consolidated financial statements; excluding the impact of these items, as well as the operating results of the 1996 divestiture, the increase in segment operating income was approximately 16% as compared to fiscal 1995. Health and Education segment operating income was equal to the prior year with revenue related increases being offset by higher operating costs and increased reserves for real estate values (see note 11 to the consolidated financial statements). The Distributive segment incurred an operating loss of $5.6 million in fiscal 1996 versus operating income of $27.4 million in fiscal 1995. Results continue to be severely impacted by higher operating expenses due to costs of servicing new customers and reduced margins resulting from the increased competition and consolidation in the magazine wholesale distribution industry. The Company believes it is well positioned to take advantage of the current competitive conditions in this industry, however, the future impact of these changes is uncertain at this time. The Company currently projects that fiscal 1997 operating income in the Distributive segment will continue to be significantly below historical levels prior to fiscal 1996. The increase in fiscal 1996 General Corporate and Other Expenses is due primarily to reserves established for asset realization, legal and other matters described in note 11 to the consolidated financial statements.

Fiscal 1995 Compared to Fiscal 1994

      Overview. Revenues for the fiscal year ended September 29, 1995 were $5.6 billion, a 9% increase over fiscal 1994. Operating income of $277 million increased 4% compared to the prior year. Revenues increased over the prior year in all business segments and, with the exception of Health and Education, all business segments posted year-over-year improvements in operating earnings. Fiscal 1995 consolidated results were adversely impacted by the National Hockey League strike and Major League Baseball situation in the United States and Canada. The hockey strike, which ended in January 1995, resulted in a season that was approximately half the normal schedule. The baseball strike, which began in August 1994 and also adversely impacted fiscal 1994 results, ended in April 1995 resulting in a shortened 1995 season. A decline in average attendance from prior year was experienced after the resumption of the season. The baseball situation is still unsettled and may impact fiscal 1996. Had the hockey strike and baseball situation not occurred, management estimates that consolidated operating income and income before extraordinary items would have been approximately 5% and 8% higher in fiscal 1995, and 3% and 5% higher in fiscal 1994, respectively.

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

      Segment Results. Food and Support Services segment revenues were 8% higher than the prior year due to new accounts and increased volume at both U.S. and international food businesses plus the impact of the current year acquisition, partially offset by the effects of the hockey and baseball situation (see notes 2 and 11 to the consolidated financial statements). Uniform Services segment revenues increased 10% as a result of increased volume at both the uniform rental and direct marketing businesses. Health and Education segment revenues increased 10% as a result of new contracts at correctional institutions and enrollment growth and pricing at Children's World. Revenue for the Distributive segment increased 10% due primarily to the current year acquisitions. See notes 2 and 11 to the consolidated financial statements.

      Operating income for the Food and Support Services segment increased 6%. Increased earnings were due to revenue growth and improved margins in the U.S. food business plus the current year acquisition. However, earnings were adversely impacted by the hockey and baseball situation described above (see note 11 to the consolidated financial statements). Fiscal 1994 operating income for the Food and Support Services segment also included the $5.8 million gain on the sale of stock of an affiliate. Uniform Services segment operating income increased 7% as a result of revenue growth, reduced by higher merchandise and other operating costs. Operating income for the Health and Education segment decreased 23% from the prior year due primarily to higher operating costs and an increase in insurance reserves in the healthcare services business (see note 11 to the consolidated financial statements), partially offset by revenue related increases at Children's World. Distributive segment operating income increased 3%, with revenue related increases being partially offset by increased operating expenses.

FINANCIAL CONDITION AND LIQUIDITY

      Cash flows generated from operating activities were $239 million. Debt increased by $65 million from the prior year due primarily to the yearend 1996 acquisition, partially offset by the sale of a division (see note 2 to the consolidated financial statements). The Company expects to continue to fund capital expenditures, acquisitions and other liquidity needs from cash provided by operating activities, normal disposals of property and equipment and borrowings available under its credit facilities. As of September 27, 1996, the Company has capital commitments of approximately $34 million related to several long-term concession contracts at stadiums and arenas.

      During fiscal 1996 the Company amended its U.S. and Canadian credit facilities and established a $125 million credit facility for its childcare business (see note 4 to the consolidated financial statements). Currently, the Company has approximately $430 million of unused committed credit availability under the above credit facilities. Also, during fiscal 1996, the Company issued a $125 million, 6.79% note which was used primarily to refinance the redemption of its $80 million, 8.25% senior note (see note 3 to the consolidated financial statements).

      During fiscal 1996, the Company redeemed its remaining outstanding
Series C Preferred Stock for $6.4 million in cash and the issuance of $8.6 million of its Class B Common Stock. The Company also repurchased $28 million of its Class A Common Stock and $55 million of its Class B Common Stock, with $27 million of subordinated installment notes issued as partial consideration. Additionally, the Company issued $14 million of Class B Common Stock to eligible employees, primarily through the exercise of installment stock purchase opportunities (see note 7 to the consolidated financial statements).

Item 8.     Financial Statements and Supplementary Data
-------     -------------------------------------------

      See Index to Financial Statements and Schedules at page S-1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and
-------     ---------------------------------------------------------------
            Financial Disclosure
            --------------------

      Not Applicable.

                                    PART III
                                    --------

      Items 10, 11, 12, and 13 of Part III are incorporated by reference to the registrant's Proxy Statement for its 1996 Annual Stockholders' Meeting to be filed with the Commission pursuant to Regulation 14A (except for the stock price performance graph and the committee report on executive compensation in the Company's Proxy Statement).

                                     PART IV
                                     -------

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------    ---------------------------------------------------------------

      (a)   Index to Financial Statements

            See Index to Financial Statements and Schedules at page S-1.

      (b)   Reports on Form 8-K

            None.

      (c)   Exhibits Required by Item 601 of Regulation S-K

            See Index to Exhibits.

      (d)   Financial Statement Schedules

            See Index to Financial Statements and Schedules at page S-1.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      ARAMARK CORPORATION


                                                By: Alan J. Griffith
                                                    ----------------------------
                                                    Alan J. Griffith
                                                    Vice President, Controller
                                                    and Chief Accounting Officer

November 19, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 19, 1996.

Signature                                                Title
---------                                                -----

Joseph Neubauer                              Chairman and President and Director
--------------------------------             (Principal Executive Officer)
Joseph Neubauer

James E. Ksansnak                            Executive Vice President
--------------------------------             (Principal Financial Officer)
James E. Ksansnak

Alan J. Griffith                             Vice President, Controller
--------------------------------             and Chief Accounting Officer
Alan J. Griffith                             (Principal Accounting Officer)

Robert J. Callander
Alan K. Campbell
Ronald R. Davenport
Philip L. Defliese
Lee F. Driscoll, Jr.                                Directors
Mitchell S. Fromstein
Edward G. Jordan
Thomas H. Kean
Reynold C. MacDonald
James E. Preston


Martin W. Spector
--------------------------------
Martin W. Spector
Attorney-in-Fact

                      ARAMARK CORPORATION AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                  Page
                                                                  ----

Report of Independent Public Accountants                           S-2


Report of Chartered Accountants                                    S-3


Consolidated Balance Sheets:
  As of September 27, 1996 and September 29, 1995                  S-4


Consolidated Statements of Income:
  Fiscal Years 1996, 1995 and 1994                                 S-6


Consolidated Statements of Cash Flows:
  Fiscal Years 1996, 1995 and 1994                                 S-7


Consolidated Statements of Shareholders' Equity:
  Fiscal Years 1996, 1995 and 1994                                 S-8


Notes to Consolidated Financial Statements                         S-11


Consolidated Supporting Schedules Filed:


Schedule
 Number
 ------

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ARAMARK Corporation:

We have audited the accompanying consolidated balance sheets of ARAMARK Corporation (a Delaware corporation) and subsidiaries as of September 27, 1996 and September 29, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 27, 1996. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits. We did not audit the financial statements of Versa Services Ltd., the Company's Canadian subsidiary, prior to fiscal 1995, which statements reflect revenues representing 5.6% of consolidated revenues for fiscal year 1994. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Versa Services Ltd. for fiscal year 1994, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors for fiscal 1994, the financial statements referred to above present fairly, in all material respects, the financial position of ARAMARK Corporation and subsidiaries as of September 27, 1996 and September 29, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 27, 1996, in conformity with generally accepted accounting principles.

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



                                              ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania
    November 11, 1996

                         REPORT OF CHARTERED ACCOUNTANTS



To The Directors of Versa Services Ltd.:


We have audited the consolidated balance sheet of Versa Services Ltd. as at September 28, 1994 and the consolidated statements of income and retained earnings and cash flows for the fifty-two week period then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at September 28, 1994, and the results of its operations and the changes in its financial position for the fifty-two week period then ended in accordance with accounting principles generally accepted in Canada.




Mississauga, Canada                                               ERNST & YOUNG
November 16, 1994                                         Chartered Accountants

                      ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 27, 1996 and September 29, 1995

(dollars in thousands, except share amounts)


------------------------------------------------------------------------------------------------------------------
                                                                                          1996            1995
------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
         Cash and cash equivalents                                                    $   25,283        $   23,082

         Receivables (less allowances:  1996, $16,351;
            1995, $15,996)                                                               576,447           503,835


         Inventories                                                                     316,043           312,818

         Prepayments and other current assets                                             67,977            70,675
------------------------------------------------------------------------------------------------------------------

           Total current assets                                                          985,750           910,410
------------------------------------------------------------------------------------------------------------------

Property and Equipment, at Cost:
         Land, buildings and improvements                                                445,086           419,522
         Service equipment and fixtures                                                1,137,387         1,047,559
         Leased property under capital leases                                             12,489            10,213
------------------------------------------------------------------------------------------------------------------
                                                                                       1,594,962         1,477,294

         Less-Accumulated depreciation                                                   770,327           705,082
------------------------------------------------------------------------------------------------------------------

                                                                                         824,635           772,212
------------------------------------------------------------------------------------------------------------------

Goodwill                                                                                 643,880           657,707
------------------------------------------------------------------------------------------------------------------
Other Assets (including $95 million invested
  in an acquisition made at yearend 1996)                                                376,505           302,987
------------------------------------------------------------------------------------------------------------------
                                                                                      $2,830,770        $2,643,316
==================================================================================================================

The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES





------------------------------------------------------------------------------------------------------------------
                                                                                          1996            1995
------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Current maturities of long-term borrowings                                  $    26,041     $     8,384
         Accounts payable                                                                496,040         448,518
         Accrued payroll and related expenses                                            163,151         157,106
         Other accrued expenses and current liabilities                                  278,609         257,752
----------------------------------------------------------------------------------------------------------------

              Total current liabilities                                                  963,841         871,760
----------------------------------------------------------------------------------------------------------------

Long-Term Borrowings:
         Senior                                                                        1,183,047       1,115,371
         Subordinated                                                                    161,189         165,414
         Obligations under capital leases                                                  3,670           2,370
----------------------------------------------------------------------------------------------------------------

                                                                                       1,347,906       1,283,155

         Less-current portion                                                             26,041           8,384
----------------------------------------------------------------------------------------------------------------

            Total long-term borrowings                                                 1,321,865       1,274,771
----------------------------------------------------------------------------------------------------------------

Deferred Income Taxes and Other Noncurrent Liabilities                                   230,249         225,441

Common Stock Subject to Potential Repurchase Under
  Provisions of Shareholders' Agreement                                                   18,614          19,060

Shareholders' Equity Excluding Common Stock
  Subject to Repurchase:
         Series C preferred stock, redemption value $1,000;
           authorized: 40,000 shares; issued: 1996 - 0 shares;
           1995 - 14,965 shares                                                               --          14,965
         Class A common stock, par value $.01; authorized:
           25,000,000 shares; issued: 1996 - 1,978,326 shares;
           1995 - 2,148,069 shares                                                            20              21
         Class B common stock, par value $.01; authorized:
           150,000,000 shares; issued: 1996 - 22,732,673 shares;
           1995 - 23,499,782 shares                                                          227             235
         Earnings retained for use in the business                                       309,437         247,805
         Cumulative translation adjustment                                                 5,131           8,318
         Impact of potential repurchase feature of common stock                          (18,614)        (19,060)
-----------------------------------------------------------------------------------------------------------------

               Total                                                                     296,201         252,284
----------------------------------------------------------------------------------------------------------------

                                                                                      $2,830,770      $2,643,316
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Fiscal Years Ended September 27, 1996, September 29, 1995
and September 30, 1994

(dollars in thousands, except per share amounts)


----------------------------------------------------------------------------------------------------------------
                                                                         1996              1995          1994
----------------------------------------------------------------------------------------------------------------

Revenues                                                              $6,122,500       $5,600,645     $5,161,578
----------------------------------------------------------------------------------------------------------------

Costs and Expenses:
         Cost of services provided                                     5,565,038        5,094,179      4,686,086
         Depreciation and amortization                                   182,785          156,869        143,763
         Selling and general corporate expense                            82,354           72,602         70,196
         Other expense (income), net                                      (2,850)              --         (5,792)
-----------------------------------------------------------------------------------------------------------------

                                                                       5,827,327        5,323,650      4,894,253
----------------------------------------------------------------------------------------------------------------

            Operating income                                             295,173          276,995        267,325

Gain on Issuance of Stock by an Affiliate                                     --               --          4,658
----------------------------------------------------------------------------------------------------------------

            Earnings before interest and income taxes                    295,173          276,995        271,983

Interest Expense, net                                                    116,014          109,418        108,499
----------------------------------------------------------------------------------------------------------------

            Income before income taxes                                   179,159          167,577        163,484

Provision For Income Taxes                                                66,931           67,388         67,119

Minority Interest                                                             --               --          1,332
----------------------------------------------------------------------------------------------------------------

Income Before Extraordinary Item and Cumulative
  Effect of Change in Accounting for Income Taxes                        112,228          100,189         95,033

Extraordinary Item Due to Early Extinguishments
   of Debt (net of income taxes of $1,839 in 1996,
   $4,458 in 1995 and $5,118 in 1994)                                      2,758            6,686          7,677

Cumulative Effect of Change in Accounting for
  Income Taxes                                                                --               --          1,277
----------------------------------------------------------------------------------------------------------------


Net Income                                                            $  109,470      $    93,503    $    86,079
================================================================================================================

Earnings Per Share:
         Income before extraordinary item and
           cumulative effect of change in
           accounting for income taxes                                     $2.37            $2.01          $1.87
         Net income                                                        $2.31            $1.88          $1.69
================================================================================================================

The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended September 27, 1996, September 29,1995 and September 30, 1994 (in thousands)

-----------------------------------------------------------------------------------------------------------------
                                                                       1996               1995            1994
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                         $  109,470       $   93,503    $    86,079
   Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                   182,785          156,869        143,763
         Income taxes deferred                                           (27,604)           4,920         (2,174)
         Minority interest                                                    --               --          1,332
         Cumulative effect of accounting change                               --               --          1,277
         Gain on issuance of stock by affiliate                               --               --         (4,658)
         Extraordinary item                                                2,758            6,686          7,677
   Changes in noncash working capital:
         Receivables                                                     (62,239)         (25,162)       (40,557)
         Inventories                                                      (9,734)         (13,992)        (6,915)
         Prepayments                                                        (209)          13,244        (15,675)
         Accounts payable                                                 28,973           25,186         36,956
         Accrued expenses                                                 27,245           22,737         36,926
   Changes in other noncurrent liabilities                                  (461)          (6,525)        (1,368)
   Changes in other assets                                                (9,217)           4,020         (6,445)
   Other                                                                  (2,494)          (2,232)        (9,186)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                239,273          279,254        227,032
-----------------------------------------------------------------------------------------------------------------


Cash flows from investing activities:
   Purchases of property and equipment                                  (190,896)        (193,470)      (145,935)
   Disposals of property and equipment                                    13,099           16,063         11,525
   Sale of investments                                                        --           16,203         13,543
   Divestiture of certain businesses                                      51,285            1,719          7,297
   Increase in short-term investments                                         --               --        (16,203)
   Purchase of subsidiary stock                                               --          (20,491)       (17,623)
   Acquisition of certain businesses:
         Working capital other than cash acquired                             (8)         (12,227)        (3,066)
         Property and equipment                                           (8,076)         (36,261)          (573)
         Additions to intangibles and other assets                      (104,679)        (306,067)        (6,734)
   Other                                                                  (8,362)          (2,268)         7,758
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (247,637)        (536,799)      (150,011)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from additional long-term borrowings                        155,510          486,844        167,329
    Payment of long-term borrowings including premiums                   (95,510)        (209,742)      (210,511)
    Redemption of preferred stock                                         (6,359)          (1,984)       (17,647)
    Proceeds from issuance of common stock                                13,949            9,718         12,416
    Repurchase of common stock                                           (54,849)         (26,435)       (25,729)
    Payment of preferred stock dividend                                   (1,067)          (1,049)        (1,917)
    Other                                                                 (1,109)          (4,151)        (1,337)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by/(used in) financing activities                       10,565          253,201        (77,396)
-----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                           2,201           (4,344)          (375)
Cash and cash equivalents, beginning of year                              23,082           27,426         27,801
-----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                $   25,283       $   23,082    $    27,426
=================================================================================================================

The accompanying notes are an integral part of these financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1996
(in thousands)

--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    Impact of
                                                                                                                    Potential
                                           Series C    Class A      Class B                            Cumulative   Repurchase
                                           Preferred   Common       Common        Capital   Retained   Translation  Feature of
                                           Stock       Stock        Stock         Surplus   Earnings   Adjustment   Common Stock
                                           ----------  -----------  ---------     -------   --------   -----------  ------------
Balance,  September 29, 1995                 $14,965     $21         $235        $     --   $247,805     $8,318       $(19,060)


Net income                                                                                   109,470

Dividends on preferred stock                                                                    (769)


Issuance of Class A common stock to
  employee benefit plans                                                            5,728


Issuance of Class B common stock                                       25          30,519


Retirement of common and preferred stock     (14,965)     (1)         (33)        (36,247)   (47,069)


Change during the period                                                                                 (3,187)           446
                                         -----------   -----      -------       ---------  ---------    -------     ----------


Balance,  September 27, 1996             $        --     $20         $227        $     --   $309,437    $ 5,131       $(18,614)
                                         ===========   =====      =======       =========   ========    =======       ========




The accompanying notes are an integral part of these financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 1995
(in thousands)


----------------------------------------------------------------------------------------------------------------------------------



                                                                                                                       Impact of
                                                                                                                       Potential
                                        Series C       Class A     Class B                              Cumulative     Repurchase
                                        Preferred      Common      Common      Capital      Retained    Translation    Feature of
                                        Stock          Stock       Stock       Surplus      Earnings    Adjustment     Common Stock
                                        -----------    ---------   ---------   -------      --------    ----------     ------------

Balance, September 30, 1994              $16,949        $21        $243        $    -       $178,587       $7,550      $(20,791)


Net income                                                                                    93,503


Dividends on preferred stock                                                                  (1,046)


Issuance of Class A common stock to
   employee benefit plans                                                         6,576


Issuance of Class B common stock                                     31          20,637



Retirement of common and preferred stock  (1,984)                   (39)        (27,213)     (23,239)


Change during the period                                                                                      768         1,731
                                         -------         -----     -----       ---------    ---------      -------     ---------

Balance, September 29, 1995              $14,965         $ 21      $235        $   -        $247,805       $8,318      $(19,060)
                                         =======         =====     =====       =========    =========      =======     =========





The accompanying notes are an integral part of these financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994
(in thousands)

------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                        Impact of
                                                                                                                        Potential
                                            Series C    Class A      Class B                               Cumulative   Repurchase
                                            Preferred   Common       Common        Capital     Retained    Translation  Feature of
                                            Stock       Stock        Stock         Surplus     Earnings    Adjustment   Common Stock
                                            ---------   ----------   ---------     -------     --------    -----------  ------------

Balance, October 1, 1993                    $34,596       $21         $243       $    --       $104,827      $6,037     $(21,651)


Net income                                                                                       86,079


Dividends on preferred stock                                                                     (1,337)


Issuance of Class A common stock to
  employee benefit plans                                    1                      8,881


Issuance of Class B common stock                                        25        18,910


Retirement of common and preferred stock    (17,647)       (1)         (25)      (27,791)       (10,982)


Change during the period                                                                                      1,513         860
                                            -------       ---         ----       ---------     --------      ------     -------

Balance, September 30, 1994                 $16,949       $21         $243       $    --       $178,587      $7,550     $(20,791)
                                            =======       ===         ====       =========     ========      ======     ========






The accompanying notes are an integral part of these financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR

The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended September 27, 1996, September 29, 1995 and September 30, 1994 are fifty-two week periods.

PRINCIPLES OF CONSOLIDATION, ETC.

The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications were made to the prior year financial statements to conform to the fiscal 1996 presentation.

In fiscal 1997, the Company is required to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption will not have a material impact on the consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CURRENCY TRANSLATION

Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a currency translation adjustment in shareholders' equity. Currency transaction gains and losses included in operating results for fiscal 1996, 1995 and 1994 were not significant.

CURRENT ASSETS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories are valued at the lower of cost (principally the first-in, first-out method) or market. The LIFO (last-in, first-out) method of determining cost is used to value directly marketed work clothing and public safety clothing and equipment. The stated value of inventories determined using the LIFO method is not significantly different from replacement or current cost. Personalized work apparel and linens in service are recorded at cost and are amortized over their estimated useful lives, approximately two years. In accordance with industry practice, magazines and books are sold to retailers with the right to return unsold items for ultimate credit from the publishers.

The components of inventories are as follows:

                                                         1996              1995
--------------------------------------------------------------------------------
Food                                                     24.2%            23.4%
Work clothing, safety equipment and linens               59.4%            61.0%
Magazines and books                                       7.5%             8.0%
Parts, supplies and novelties                             8.9%             7.6%
--------------------------------------------------------------------------------
                                                        100.0%           100.0%
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to operations currently, and replacements and significant improvements are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense in fiscal 1996, 1995 and 1994 was $129.1 million, $116.4 million and $107.5 million, respectively.

GOODWILL

Goodwill, which represents the excess of cost over fair value of the net assets of acquired businesses, is being amortized on a straight-line basis principally over 40 years. The Company develops operating income projections for each of its lines of business and evaluates the recoverability and amortization period of goodwill using these projections. Based upon management's current assessment, the estimated remaining amortization period of goodwill is appropriate and the remaining balance is fully recoverable. Accumulated amortization at September 27, 1996 and September 29, 1995 is $150.5 million and $130.2 million, respectively.

OTHER ASSETS

Other assets consist primarily of investments in less than 50% owned entities, contract rights, customer lists, and long-term receivables. Investments in which the Company owns more than 20% but less than a majority are accounted for using the equity method. Contract rights and customer lists are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years. As discussed in Note 2, at September 27, 1996, other assets includes approximately $95 million related to the purchase price of an acquisition consummated at yearend.

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

EARNINGS PER SHARE

Earnings per share is reported on a fully diluted Common Stock, Class B equivalent basis (which reflects Common Stock, Class A shares converted to a Class B basis, ten for one) and is based upon the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Fully diluted earnings per share approximates primary earnings per share and is equivalent to fully diluted earnings per share under the "two-class" method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CASH FLOW INFORMATION

                                     1996            1995            1994
                                     ----            ----            ----
                                                 (in millions)

      Interest Paid                 $108.1          $107.4           $108.2
      Income Taxes Paid              $91.4           $53.5            $54.0

Significant noncash investing and financing activities are as follows:

o During fiscal 1996, 1995 and 1994, the Company contributed $5.7 million, $6.6 million and $8.9 million, respectively, of Class A Common Stock to its employee benefit plans to fund previously accrued obligations. In addition, during fiscal 1996, 1995 and 1994, the Company contributed $1.7 million, $1.8 million and $1.8 million, respectively, of stock units to its stock unit retirement plan in satisfaction of its accrued obligations. See
     Note 5.


o During fiscal 1996, 1995 and 1994, the Company received $7.2 million, $9.4 million and $4.0 million, respectively, of employee notes under its Deferred Payment program as partial consideration for the issuance of Common Stock Class B. Also, during fiscal 1996, 1995, and 1994, the Company issued subordinated installment notes of $26.8 million, $22.5 million and $13.2 million, respectively, as partial consideration for repurchases of Common Stock. See Note 7.

NOTE 2.  ACQUISITIONS AND DIVESTITURES, ETC.:

In the first quarter of fiscal 1996, the Company sold a division of its Uniform Services business. The net selling price was approximately $51 million in cash and resulted in a pre-tax gain of $37 million, which was offset by other charges related to asset realization ($20 million) and insurance, legal and other matters ($14 million) and is reflected as "Other expense (income)" in the accompanying consolidated statements of income. The divested operations were not material to the Company's consolidated revenues or operating income.

At fiscal 1996 yearend, the Company acquired a provider of uniform apparel to the hospitality and healthcare markets for cash of approximately $95 million. The acquisition will be accounted for under the purchase method of accounting. Due to the timing of the closing of the transaction, the cost of the acquisition has been included in "Other Assets" until appraisals and other valuations have been completed. The Company's pro forma results of operations for fiscal 1996 and 1995 would not have been materially different assuming the acquisition had occurred as of the beginning of the respective periods.

During fiscal 1995, the Company acquired a number of businesses: a provider of food and support services to stadiums and arenas late in the first quarter; two magazine and book distribution companies, one in the first quarter and one late in the third quarter; a uniform rental business late in the fourth quarter; and a direct marketer of public safety clothing and equipment late in the fourth quarter; all for aggregate consideration of approximately $360 million in cash. The acquisitions were accounted for under the purchase method of accounting and the fiscal 1995 financial statements reflect the results of operations and cash flows of the acquired companies from the dates of the acquisitions. Had these acquisitions occurred as of the beginning of the fiscal period, pro forma consolidated revenues and earnings before interest, taxes, depreciation and amortization would have been approximately 4% and 6%, and 6% and 7% greater in fiscal 1995 and 1994, respectively. Additionally, net income and earnings per share would have been approximately 9% and 18% lower in fiscal 1995 and 1994, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pro forma results are unaudited and are based on historical results, adjusted for the impact of certain acquisition related adjustments, such as: increased amortization of intangibles, increased interest expense on acquisition debt, and the related income tax effects. Pro forma results do not reflect any synergies that might be achieved from combined operations and therefore, in management's opinion, are not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the respective periods. In addition, they are not intended to be a projection of future results.

In the fourth quarter of fiscal 1994, the Company initiated a tender offer for the 30% minority interest of its Canadian subsidiary. The transaction was completed in fiscal 1995 for total cash consideration of approximately $38 million, of which $20.5 million was paid in fiscal 1995.

During the fourth quarter of fiscal 1994, an affiliate, 33% owned by the Company, sold common stock through a public offering. The Company sold approximately 9% of its equity investment in connection with the public offering, received net proceeds of $6.9 million and recorded a gain of $5.8 million, which is included in "Other expense (income)." At the time a subsidiary/affiliate sells its stock to third parties, the Company recognizes the resultant change in its net investment in the subsidiary/affiliate through the income statement in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 51 (SAB No. 51). In accordance with SAB No. 51, the Company recognized a pre-tax gain of $4.7 million, and recorded a related tax provision of $1.9 million, representing the increase in book value of the Company's remaining investment created by the sale of the incremental new shares in the public offering. The Company's percentage ownership of the affiliate after the transaction is 28%.

NOTE 3.  EXTRAORDINARY ITEM:

The following have been reflected as extraordinary items in the consolidated financial statements:

During fiscal 1996, the Company redeemed its $80 million 8-1/4% senior notes for a premium. The debt extinguishment was financed through the issuance of a $125 million 6.79% senior note. Additionally, the Company replaced its credit facility with a new $1 billion credit facility (see Note 4), writing off the unamoritized balance of financing costs related to the old credit facility. The resultant extraordinary charge on these transactions was $2.8 million or $0.06 per share.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  BORROWINGS:

Long-term borrowings at September 27, 1996 and September 29, 1995 are summarized in the following table:

                                                                           1996               1995
                                                                           ----               ----
                                                                              (in thousands)
SENIOR:
Credit facility borrowings                                              $  596,400          $ 592,900
Canadian credit facility                                                    45,123             50,674
6.79% note, payable in installments through 2003                           125,000               -
8% notes, due April 2002                                                   100,000            100,000
8.15% notes, due May 2005                                                  150,000            150,000
10-5/8% notes, due August 2000                                             100,000            100,000
8-1/4% notes, redeemed in 1996                                                -                80,000
Other                                                                       66,524             41,797
-----------------------------------------------------------------------------------------------------
                                                                         1,183,047          1,115,371
-----------------------------------------------------------------------------------------------------

SUBORDINATED:
8-1/2% subordinated notes, due June 2003                                   100,000            100,000
10% exchangeable debentures and notes, due August 2000                      58,849             59,299
Other                                                                        2,340              6,115
-----------------------------------------------------------------------------------------------------
                                                                           161,189            165,414
-----------------------------------------------------------------------------------------------------

OBLIGATIONS UNDER CAPITAL LEASES                                             3,670              2,370
-----------------------------------------------------------------------------------------------------
                                                                         1,347,906          1,283,155

Less-current portion                                                        26,041              8,384
-----------------------------------------------------------------------------------------------------

                                                                        $1,321,865         $1,274,771
=====================================================================================================

The non-amortizing $1.0 billion revolving credit facility ("Credit Agreement") is provided by a group of banks and matures in June 2001. Interest under the Credit Agreement is based on the Prime Rate, LIBOR plus a spread of .15% to
 .625% (as of September 27, 1996 - .33%) or the Certificate of Deposit Rate plus a spread of .25% to .725% (as of September 27, 1996 - .43%), at the option of the Company. The Company pays a fee of .10% to .375% (as of September 27, 1996 -
 .17%) on the entire credit facility. The spread and fee margins are based on certain financial ratios as defined.

The non-amortizing C$80 million Canadian revolving credit facility provides for either U.S. dollar or Canadian dollar borrowings and matures in June 2001. Interest on this facility is based on the Canadian Bankers Acceptance Rate, U.S. Prime Rate, Canadian Prime Rate or LIBOR plus a spread of up to 5/8%, as defined. As of September 27, 1996, all borrowings under this facility are payable in Canadian dollars, with a weighted average interest rate of 4.6%. The Company pays a fee of .17% on the entire credit facility.

The Company's Children's World Learning Centers, Inc. (CWLC) subsidiary also has a $125 million revolving credit facility with a group of banks. The credit facility matures in August 2003, with quarterly commitment reductions of $5 million starting in September 2001, which increase to $6.25 million starting September 2002. Interest under the credit facility is based on the Prime Rate plus a spread of 0% to 1/4% or LIBOR plus a spread of 1/2% to 1%, at the option of CWLC. CWLC pays a fee of .2% to .375% (as of September 27, 1996 - 1/4%) on the unborrowed portion of the credit facility. The spread and fee margins are based on certain financial ratios as defined. As of September 27, 1996 there were no borrowings outstanding under this credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 6.79% note is payable in $25 million annual installments beginning January 1999, with a final maturity of January 2003.

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

Accrued interest on borrowings totaling $24.3 million at September 27, 1996 and $22.0 million at September 29, 1995 is included in current liabilities as "Other accrued expenses."

The Company utilizes derivative financial instruments, such as interest rate swap and forward exchange agreements to manage changes in market conditions related to debt obligations and foreign currency exposures. At September 27, 1996 and September 29, 1995, the Company has $250 million and $175 million of interest rate exchange agreements fixing the rate on a like amount of borrowings under the Credit Agreement at an average effective rate of 6.2% and 6.3%, respectively. As of September 27, 1996, interest rate exchange agreements remain in effect for periods ranging from 9 to 34 months. All interest rate agreements are accounted for as hedges and the related gains or losses are recognized in income as a component of interest expense over the period being hedged. During fiscal 1996, the Company entered into a $24 million foreign currency swap agreement maturing in August 1998, which hedges the currency exposure of its net investment in Spain. The counterparties to the above derivative agreements are major international banks. The Company continually monitors its positions and credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

The following summarizes the fair value of the Company's financial instruments as of September 27, 1996 and September 29, 1995. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.


                                                         1996                              1995
                                            ------------------------------      -------------------------
                                             Carrying              Fair         Carrying            Fair
Asset/(Liability) in millions                Amount               Value         Amount              Value
-----------------------------                ------               -----         ------              -----
Long-term debt                              $(1,347.9)        $(1,364.6)        $(1,283.2)       $(1,313.3)
Interest rate swap agreements                     -                 0.1               -                0.7
Foreign currency swap agreement                   0.4               0.1              (2.6)            (2.5)

The Credit Agreement contains restrictive covenants which provide, among other things, limitations on liens, dispositions of material assets and repurchases of capital stock. The terms of the Credit Agreement also require that the Company maintain certain specified minimum ratios of cash flow to fixed charges and to total borrowings and certain minimum levels of net worth (as defined). At September 27, 1996, the Company was in compliance with all of these covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term borrowings maturing in the next five years, excluding capital lease obligations, are as follows:
                                                           Amount
                                                        --------------
                                                        (in thousands)

                        1997                                $ 26,041
                        1998                                   4,061
                        1999                                  79,719
                        2000                                 142,487
                        2001                                 686,941

NOTE 5:  EMPLOYEE PENSION AND PROFIT SHARING PLANS:

In the United States, the Company maintains qualified contributory and non-contributory retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. Qualified non-contributory profit sharing plans are maintained by certain businesses, with annual contributions determined by management. The Company has a non-qualified stock unit retirement plan for certain employees. The total expense of the above plans for fiscal 1996, 1995 and 1994 was $15.7 million, $15.3 million and $14.5 million, respectively. During fiscal 1996, 1995 and 1994, the Company contributed 32,475 shares, 41,114 shares and 59,919 shares, respectively, of Common Stock, Class A to these plans to partially fund previously accrued obligations. In addition, during fiscal 1996, 1995 and 1994, the Company contributed to the stock unit retirement plan 104,938 stock units, 120,700 stock units and 143,125 stock units, respectively, which are convertible into Common Stock, Class B, in satisfaction of its accrued obligations. The value of the stock units was credited to capital surplus. The Company participates in various multi-employer union administered pension plans. Contributions to these plans, which are primarily defined benefit plans, result from contractual provisions of labor contracts and were $13.6 million, $13.1 million and $11.9 million for fiscal 1996, 1995 and 1994, respectively.

Additionally, the Company maintains several contributory and noncontributory defined benefit pension plans, primarily in Canada and the United Kingdom. The projected benefit obligation of these plans as of September 27, 1996, which is fully funded, is $44.7 million. Pension expense related to these plans is not material to the consolidated financial statements.

NOTE 6.  INCOME TAXES:

Effective October 2, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires deferred tax assets or liabilities to be recognized for the estimated future tax effects of temporary differences between the financial reporting and tax bases of the Company's assets and liabilities based on the enacted tax law and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. The cumulative effect of this change in accounting principle was a charge of $1.3 million, or $0.03 per share, in the first quarter of fiscal 1994. In June 1996 the Company settled certain prior years' tax returns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income before income taxes by source of income are as follows:

                                           1996          1995          1994
------------------------------------------------------------------------------
                                                    (in thousands)

United States                             $172,572     $159,851      $143,052
Non-U.S.                                     6,587        7,726        20,432
-----------------------------------------------------------------------------
                                          $179,159     $167,577      $163,484
=============================================================================

Non-U.S. income before income taxes includes the gain on the sale of an affiliate's stock in fiscal 1994 (see Note 2), and increased interest expense subsequent to fiscal 1994 due to increased borrowing levels.

The provision for income taxes consists of:

                                            1996          1995         1994
--------------------------------------------------------------------------------
                                                      (in thousands)
Current:
  Federal                                 $73,919      $46,579       $51,935
  State and local                          17,335       12,064        11,827
  Non-U.S.                                  3,281        3,825         5,531
--------------------------------------------------------------------------------
                                           94,535       62,468        69,293
--------------------------------------------------------------------------------


Deferred:
  Federal                                 (23,210)       3,189       (1,516)
  State and local                          (5,379)         739         (351)
  Non-U.S.                                    985          992         (307)
--------------------------------------------------------------------------------
                                          (27,604)       4,920       (2,174)
--------------------------------------------------------------------------------
                                          $66,931      $67,388      $67,119
================================================================================

The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following:

                                               1996          1995         1994
--------------------------------------------------------------------------------
                                                     (% of pre-tax income)

United States statutory income tax rate         35.0%         35.0%        35.0%
Increase (decrease) in taxes, resulting from:
  State income taxes, net of Federal tax
    benefit                                      4.3           4.7          4.6
  Permanent book/tax differences, primarily
    resulting from purchase accounting           2.1           1.7          3.0
  Favorable impact of June 1996 tax settlement  (2.8)          -            -
  Tax credits and other                         (1.2)         (1.2)        (1.6)
--------------------------------------------------------------------------------
Effective income tax rate                       37.4%         40.2%        41.0%
================================================================================

As of September 27, 1996 and September 29, 1995, the components of deferred taxes are as follows (in thousands):

                                                   1996                1995
                                                 --------            --------
Deferred tax liabilities:
         Property and equipment                  $ 61,095            $ 65,901
         Inventory                                  5,549              10,451
         Investments                               12,813              12,406
         Other                                     10,837              14,053
                                                 --------            --------
              Gross deferred tax liability         90,294             102,811
                                                 --------            --------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          1996           1995
                                                       ---------       --------
Deferred tax assets:
         Insurance                                     $ 26,455        $23,579
         Employee compensation and benefits              34,889         34,693
         Accruals and allowances                         30,638         27,530
         Intangibles                                      3,415          6,534
         Other                                            8,709          3,223
         Valuation allowance                               (815)        (1,240)
                                                       --------        -------
            Net deferred tax asset                      103,291         94,319
                                                       --------        -------

            Net deferred tax liability/(asset)         $(12,997)       $ 8,492
                                                       ========        =======

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

During fiscal 1996, the Company redeemed, at par, all its outstanding Series C Preferred Stock for $6.4 million in cash and the issuance of $8.6 million of Common Stock, Class B. During fiscal 1995 and 1994 the Company repurchased 1,984 and 17,647 preferred shares for $2.0 million and $17.6 million, respectively.

As of September 27, 1996, the Company's stock option plans provided for the issuance of up to 44,861,642 options to purchase shares of Common Stock, Class
B. The Company granted installment stock purchase opportunities under its stock ownership program in fiscal 1996, 1995 and 1994 which provide for the purchase of shares of Common Stock, Class B. Installment stock purchase opportunities are exercisable in six annual installments with the exercise price of each purchase opportunity equal to the current fair market value at the time the purchase opportunity is granted. The Company has a program to grant non-qualified stock options to additional qualified employees on an annual basis. Under the program, options vest after three years and may be exercised for a period of three years after vesting. The exercise price of each option is equal to the current fair market value at the date of grant. In fiscal 1995 and 1996, the Company granted cumulative installment stock purchase opportunities under its existing stock ownership program which are similar to the installment stock purchase opportunities discussed above, however, any purchase opportunities not exercised during an installment period may be carried forward to subsequent installment periods. The Company has a Deferred Payment Program which enables holders of non-qualified stock options and installment purchase opportunities to defer a portion of the total amount required to exercise the options. Interest currently accrues on deferred payments at 8.25% compounded annually and is payable when the deferred payments are due. At September 27, 1996 and September 29, 1995 the receivables from individuals under the Deferred Payment Program were $19.0 million and $17.5 million, respectively, which are reflected as a reduction of Shareholders' Equity. The Company holds as collateral all shares purchased in which any portion of the purchase price is financed under the Deferred Payment Program until the deferred payment is received from the individual by the Company. Status of the options, including installment stock purchase opportunities, under the various ownership programs follows:

                                                 Number of Shares                          Average Option Price
                                      ----------------------------------------        -----------------------------
                                          1996          1995           1994             1996       1995       1994
                                      ----------  -------------  -------------         ------     ------     ------
Options granted                         4,133,100      4,409,920    4,314,635          $14.75     $13.11     $11.19
Options exercised                       1,938,142      3,084,830    2,588,030           $8.83      $6.17      $6.33
Options outstanding                    10,367,984     10,107,199   10,383,764          $12.17     $10.47      $8.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 27, 1996, 539,720 of the outstanding option shares were exercisable at an average option price of $3.72. The Company has reserved 11,117,149 shares of Common Stock, Class B at September 27, 1996 for issuance of stock pursuant to its employee ownership and benefit programs.

The Company and its shareholders are parties to an Amended and Restated Shareholders' Agreement. Pursuant to this agreement, holders of common stock who are individuals, upon their death, complete disability or normal retirement, may cause the Company to repurchase up to 30% of their shares for cash at the then appraised value, but only to the extent such repurchase by the Company is permitted under the Credit Agreement. Under this Credit Agreement restriction, repurchases of capital stock cannot exceed an aggregate limit, which amount was $18.6 million at September 27, 1996 and $19.1 million at September 29, 1995. Pursuant to interpretations of its rules related to "Redeemable Preferred Stock," the Securities and Exchange Commission has requested that these amounts representing the Company's potential repurchase of its Common Stock be presented as a separate item and accordingly, the Company's Shareholders' Equity reflects this reclassification in the consolidated financial statements. Also, the Shareholders' Agreement provides that the Company may, at its option, repurchase shares from individuals who are no longer employees. Such repurchased shares may be resold to others including replacement personnel at prices equal to or greater than the repurchase price. Generally, payment for shares repurchased can be, at the Company's option, in cash or subordinated installment notes, which are subordinated to all other indebtedness of the Company. Interest on these notes is payable semi-annually and principal payments are made annually over varying periods not to exceed ten years. The noncurrent portion of these notes ($49.2 million as of September 27, 1996 and $36.8 million as of September 29, 1995) is included in the consolidated balance sheets as "Other Noncurrent Liabilities" and the current portion of these notes ($13.4 million as of September 27, 1996 and $11.3 million as of September 29, 1995) is included in the consolidated balance sheets as "Accounts Payable."

NOTE 8.  COMMITMENTS AND CONTINGENCIES:
--------------------------------------------------------------------------------
                                                       1996              1995
--------------------------------------------------------------------------------
                                                          (in thousands)
Facilities under capital leases                       $12,489          $10,213
Less-accumulated amortization                           9,269            8,211
--------------------------------------------------------------------------------
                                                      $ 3,220          $ 2,002
================================================================================

Rental expense for all operating leases was $128.6 million, $124.2 million and $121.2 million for fiscal 1996, 1995 and 1994, respectively.

Following is a schedule of the future minimum rental commitments under all noncancelable leases as of September 27, 1996:

Fiscal Year                                  Operating              Capital
--------------------------------------------------------------------------------
                                                      (in thousands)

    1997                                     $128,812                $1,220
    1998                                       73,228                 1,088
    1999                                       66,948                   837
    2000                                       60,500                   691
    2001                                       54,393                   255
    Subsequent years                          151,346                   244
---------------------------------------------------------------------------
Total minimum rental obligations             $535,227                 4,335
=====================================================
Less-amount representing interest                                       665
---------------------------------------------------------------------------

Present value of capital leases                                       3,670
Less-current portion                                                    796
---------------------------------------------------------------------------
Noncurrent obligations under capital leases                          $2,874
===========================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has capital commitments of approximately $34 million at September 27, 1996 in connection with several long-term concession contracts at stadiums and arenas. The Company is party to certain claims and litigation arising in the ordinary course of business. The Company believes it has meritorious defenses to these claims and is of the opinion that adequate reserves have been provided for the ultimate resolution of these matters.

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

                                        1996            1995             1994
                                   -------------    ------------      ----------
                                                    (in thousands)

      Revenues                      $3,200,388         $2,975,397     $2,763,098
      Cost of services provided      3,024,136          2,808,554      2,594,291
      Net income                        15,503             14,749         18,677

                                         1996            1995
                                    ------------    -------------
                                          (in thousands)

      Current assets                $  395,243         $  366,370
      Noncurrent assets              1,630,023          1,545,474
      Current liabilities              495,147            435,289
      Noncurrent liabilities         1,419,648          1,377,799

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. QUARTERLY RESULTS (Unaudited):

The following table summarizes quarterly financial data for fiscal 1996 and 1995:


                                                             Fiscal Quarter
                                         -------------------------------------------------------
1996                                        First          Second         Third          Fourth         Year
----------------------------------------------------------------------------------------------------------------
                                                    (in thousands, except earnings per share)
Revenues                                  $1,549,374     $1,464,626     $1,546,296     $1,562,204     $6,122,500
Cost of services provided                  1,413,632      1,343,275      1,407,732      1,400,399      5,565,038
Income before extraordinary item              24,989         15,299         29,805         42,135        112,228
Extraordinary item (1)                            --          1,589          1,169             --          2,758
Net income                                    24,989         13,710         28,636         42,135        109,470
Earnings per share:
  Income before extraordinary item              $.52           $.32           $.64           $.92          $2.37
  Net income                                    $.52           $.28           $.61           $.92          $2.31


                                                              Fiscal Quarter
                                         -------------------------------------------------------
1995                                       First(2)        Second        Third(3)        Fourth         Year
----------------------------------------------------------------------------------------------------------------
                                                    (in thousands, except earnings per share)

Revenues                                  $1,380,516     $1,364,518     $1,423,824     $1,431,787     $5,600,645
Cost of services provided                  1,264,665      1,255,607      1,290,258      1,283,649      5,094,179
Income before extraordinary item              20,753         13,350         28,057         38,029        100,189
Extraordinary item (1)                            --             --          6,686             --          6,686
Net income                                    20,753         13,350         21,371         38,029         93,503
Earnings per share:
  Income before extraordinary item              $.42           $.26           $.56           $.77          $2.01
  Net income                                    $.42           $.26           $.43           $.77          $1.88

(1)  See Note 3.
(2) Fiscal 1995 first quarter results were adversely impacted by the National Hockey League strike (see Note 11).
(3) Fiscal 1995 third quarter results were adversely impacted by the Major League Baseball strike (see Note 11).

In the first and second fiscal quarters, within the Food and Support Services segment there is a lower level of activity at the higher margin leisure and recreational food service operations which is partly offset by increased activity in the educational market. In addition, there is a seasonal increase in volume of directly marketed work clothing during the first quarter. Whereas in the third and fourth fiscal quarters, there is a significant increase at leisure and recreational accounts which is partially offset by the effect of summer closings in the educational market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BUSINESS SEGMENTS:

The Company provides or manages services in the following business segments:

Food and Support Services - Food, refreshment, specialized dietary and support services, including maintenance and housekeeping, provided to business, educational, governmental and medical institutions and in recreational and other facilities serving the general public. Fiscal 1994 operating income includes a $5.8 million gain on the sale of stock of an affiliate as described in Note 2. The 1995 and 1994 segment operating results were adversely impacted by the Major League Baseball strike in the U.S. and Canada. Additionally, the fiscal 1995 segment operating results were adversely impacted by the National Hockey League strike in the U.S. and Canada and a decrease in average attendance at Major League Baseball games subsequent to the resumption of the season in April 1995. Had the hockey strike and baseball situation not occurred, it is estimated that segment reported results for revenues and operating income would have been approximately 2% and 10% greater in fiscal 1995, and 2% and 6% greater in fiscal 1994, respectively. Also, total Company operating income and income before extraordinary items would have been approximately 5% and 8% higher in fiscal 1995, and 3% and 5% higher in fiscal 1994, respectively.

Uniform Services - Rental of personalized work apparel and linens for business and institutions on a contract basis and the direct marketing of work clothing, safety equipment and accessories. Fiscal 1996 operating income includes the $37 million gain on the sale of a division and charges of $5 million related to changes in estimates regarding asset realization and environmental matters (see
Note 2); excluding the impact of these items as well as the impact of the operating results of the 1996 divestiture the increase in segment operating income was approximately 16%. The impact on revenues was not material. The acquisition for $95 million consummated in the fourth quarter of fiscal 1996 discussed in Note 2 is included in the identifiable asset disclosure in fiscal 1996.

Health and Education - General management of child care centers, and specialized services to emergency rooms, and other hospital specialties, and medical services to correctional institutions. Fiscal 1996 operating income includes additional charges of approximately $13 million for insurance claims and real estate exposures (see Note 2). Fiscal 1995 segment operating income is lower than 1994 primarily due to an increase in insurance reserves, reflecting a refinement in the claims estimation methodology.

Distributive - Wholesale distribution of magazines and other published materials to retail locations patronized by the general public. In fiscal 1996, the Distributive Segment operating results were severely impacted by higher operating costs related to servicing new customers and reduced margins resulting from increased competition and consolidation in the magazine wholesale distribution industry.

Revenues by segment are substantially comprised of services to unaffiliated customers and clients. Operating income reflects expenses directly related to individual segments plus an allocation of expenses applicable to more than one segment. General corporate expenses include expenses not specifically identifiable with an individual segment. The increase in fiscal 1996 General Corporate expenses is due primarily to reserves established for asset realization, legal and other matters (see Note 2). Direct selling expenses are approximately 1% of revenues for fiscal 1996, 1995 and 1994. Corporate assets consist principally of goodwill not allocable to any individual segment and other noncurrent assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                            Revenues                                 Operating Income
                             ---------------------------------------     --------------------------------------
                                1996          1995           1994           1996           1995            1994
                             ----------    ----------     ----------     ----------     ----------      -------
                                                                    (in millions)
Food and Support
   Services                    $3,816.0      $3,521.2       $3,274.3          $174.2      $146.4          $138.4
Uniform Services                1,049.2         893.4          810.5           144.2       102.6            96.0
Health and Education              781.0         742.9          673.3            28.1        28.5            37.2
Distributive                      476.3         443.1          403.5            (5.6)       27.4            26.5
                              ---------      --------       --------           -----       -----           -----
Total                          $6,122.5      $5,600.6       $5,161.6           340.9       304.9           298.1
                              =========      ========       ========

General Corporate and Other Expenses                                           (45.7)      (27.9)         (30.8)
                                                                               -----       -----           ----
Operating Income                                                               295.2       277.0           267.3
Gain on Issuance of Stock by an Affiliate                                         -          -               4.7
Interest Expense, net                                                         (116.0)     (109.4)         (108.5)
                                                                             -------     --------         -------
Income Before Income Taxes, Minority Interest,
   Extraordinary Item, and Accounting Change                                  $179.2      $167.6          $163.5
                                                                              ======      ======          ======



                                           Depreciation                                   Capital
                                        and Amortization                                Expenditures
                                 ---------------------------------            ----------------------------------
                                  1996        1995           1994              1996        1995             1994
                                 ------      ------         ------            ------      ------           -----
                                                                     (in millions)
Food and Support
  Services                       $ 96.5       $  89.7        $  85.5          $ 99.5        $128.2       $  83.2
Uniform Services                   52.2          40.7           36.3            54.7          66.7          39.9
Health and Education               19.6          18.2           16.5            39.2          26.6          18.4
Distributive                        8.3           3.5            2.3             4.6           3.9           2.0
                                 ------       -------        -------          ------        ------       -------
                                  176.6         152.1          140.6           198.0         225.4         143.5

Corporate                           6.2           4.8            3.2             1.0           4.3           3.0
                                 ------       -------        -------          ------        ------       -------
                                 $182.8        $156.9        $ 143.8          $199.0        $229.7       $ 146.5
                                 ======       =======        =======          ======        ======       =======

                                        Identifiable Assets
                              -----------------------------------------

                                 1996           1995             1994
                              ---------      ----------        --------
                                           (in millions)
Food and Support
  Services                     $1,286.4        $1,264.5        $1,085.7
Uniform Services                  986.8           891.2           608.7
Health and Education              308.3           272.0           280.2
Distributive                      174.1           131.5            74.2
                               --------        --------        --------
                                2,755.6         2,559.2         2,048.8

Corporate                          75.2            84.1            73.2
                               --------        --------        --------

                               $2,830.8        $2,643.3        $2,122.0
                               ========        ========        ========

Most services are provided in the United States, with operations also being conducted in Belgium, Canada, the Czech Republic, Germany, Hungary, Japan, Korea, Mexico, Spain and the United Kingdom. The Company's non-U.S. operations for each year contributed approximately 15% of total revenues and 8% of total operating income, and identifiable assets for these operations were approximately 10% of the total.

                      ARAMARK CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               ARAMARK CORPORATION
                                 BALANCE SHEETS
                    SEPTEMBER 27, 1996 AND SEPTEMBER 29, 1995
                                 (in thousands)

                                     ASSETS

                                                                              1996                1995
                                                                           ----------           ---------
Current Assets:
         Receivables                                                       $   1,946            $   1,261
         Inventories                                                             289                  292
         Prepayments                                                           1,817                1,560
                                                                           ---------             --------
                  Total current assets                                         4,052                3,113
                                                                           ---------             --------
Property & Equipment, net                                                     10,819               11,924

Investment in Subsidiaries                                                   838,439              732,156

Notes Receivable from ARAMARK Services, Inc.                                 100,000              100,000

Other Assets                                                                   2,126               10,245
                                                                           ---------             --------
                                                                           $ 955,436             $857,438
                                                                           =========             ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                                  $  17,013             $ 12,546
         Accrued expenses                                                     17,289               13,901
                                                                           ---------             --------
                  Total current liabilities                                   34,302               26,447
                                                                           ---------             --------

Long-Term Borrowings                                                         161,189              165,414

Other Noncurrent Liabilities                                                  63,172               54,936

Payable to Subsidiaries                                                      381,958              339,297

Common Stock Subject to Potential Repurchase Under
  Provisions of Shareholders' Agreement                                       18,614               19,060

Shareholders' Equity Excluding Common Stock
  Subject to Repurchase:
         Series C preferred stock, redemption value $1,000                        --               14,965
         Class A common stock, par value $.01                                     20                   21
         Class B common stock, par value $.01                                    227                  235
         Earnings retained for use in the business                           309,437              247,805
         Cumulative translation adjustment                                     5,131                8,318
         Impact of potential repurchase feature of
            common stock                                                     (18,614)             (19,060)
                                                                           ---------             --------
                  Total                                                      296,201              252,284
                                                                           ---------             --------
                                                                           $ 955,436             $857,438
                                                                           =========             ========

The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                               ARAMARK CORPORATION
                              STATEMENTS OF INCOME
                 FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 1996,
                   SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                 (in thousands)


                                                                    1996             1995             1994
                                                                 ----------       ----------        --------
Equity in Net Income of Subsidiaries                             $109,470          $ 93,503          $86,079
                                                                 --------          --------          -------

Management Fee Income                                              49,677            56,360           67,571
                                                                 --------          --------          -------
General and Administrative Expenses                                39,425            39,322           45,808
                                                                 --------          --------          -------

Interest (Income) Expense -

             Intercompany interest income                          (8,477)          (16,532)         (38,778)

             Interest expense                                      18,729            25,916           47,746
                                                                 --------          --------          -------

Interest Expense, net                                              10,252             9,384            8,968
                                                                 --------          --------          -------
             Income before income taxes                           109,470           101,157           98,874

Provision for Income Taxes                                             --             3,062            5,118
                                                                 --------          --------          -------

Income Before Extraordinary Item                                  109,470            98,095           93,756

Extraordinary Item Due to Early Extinguishments
  of Debt (net of income taxes  $3,062 in 1995 and
  $5,118 in 1994)                                                      --             4,592            7,677
                                                                 --------          --------          -------

             Net income                                          $109,470          $ 93,503          $86,079
                                                                 ========          ========          =======

The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES

                               ARAMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
                 FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 1996,
                   SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994
                                 (in thousands)


                                                                          1996            1995             1994
                                                                       ----------      ----------       ---------
Cash flows from operating activities:
      Net income                                                       $ 109,470        $  93,503        $ 86,079
      Equity in net income of subsidiaries                              (109,470)         (93,503)        (86,079)
      Extraordinary item                                                      --            4,592           7,677
      Other, primarily noncash working capital                               445          (22,264)         (8,408)
                                                                       ---------        ---------        --------

Net cash provided by (used in) operating activities                          445          (17,672)           (731)
                                                                       ---------        ---------        --------

Cash flows from investing activities:
      Purchases of property and equipment                                   (968)          (4,258)         (3,023)
      Other                                                                3,474              119           2,072
                                                                       ---------        ---------        --------
Net cash provided by (used in) investing activities                        2,506           (4,139)           (951)
                                                                       ---------        ---------        --------

Cash flows from financing activities:
      Payment of long-term borrowings including
         premiums                                                         (4,225)        (131,250)       (194,694)
      Change in notes receivable from
         ARAMARK Services, Inc.                                               --          125,000         175,000
      Change in intercompany payable to
         subsidiaries                                                     49,600           47,811          54,253
      Redemption of preferred stock                                       (6,359)          (1,984)        (17,647)
      Proceeds from issuance of common stock                              13,949            9,718          12,416
      Repurchase of common stock                                         (54,849)         (26,435)        (25,729)
      Payment of preferred stock dividend                                 (1,067)          (1,049)         (1,917)
                                                                       ---------        ----------       --------

Net cash provided by (used in) financing activities                       (2,951)          21,811           1,682
                                                                       ---------        ----------       --------

Change in cash                                                         $      --        $      --       $     --
                                                                       =========        ==========      =========


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




Note 2.

             The Company has guaranteed certain obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, primarily those incurred pursuant to the Credit Agreement borrowings. See Note 4 to the Company's consolidated financial statements. Total guarantees were $1.2 billion on September 27, 1996.

                      ARAMARK CORPORATION AND SUBSIDIARIES

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 1996,
                    SEPTEMBER 29, 1995 AND SEPTEMBER 30, 1994


                                                                     Additions                    Reductions
                                                          --------------------------    ------------------------------
                                            Balance,      Acquisition                   Divestiture   Deductions         Balance,
                                         Beginning of         of         Charged to         of           from             End of
Description                               Fiscal Year     Businesses       Income       Businesses     Reserves  (1)   Fiscal Year
-----------                              ------------     -----------    ----------     ----------    ----------       -----------
                                         - - - - - - - - - - - - - - - - - - (in  thousands) - - - - - - - - - -  - - - - - - - - -

Fiscal Year 1996

Reserve for doubtful accounts,
advances & current notes receivable       $15,996            $209           $6,875       $   -           $6,729          $16,351
                                          =======            ====           ======       ==========      ======          =======




Fiscal Year 1995

Reserve for doubtful accounts,
advances & current notes receivable       $12,423          $3,828           $6,357       $   -           $6,612           $15,996
                                          =======          ======           ======       ==========      ======           =======



Fiscal Year 1994

Reserve for doubtful accounts,
advances & current notes receivable       $10,242          $1,288           $6,141        $    -         $5,248           $12,423
                                          =======          ======           ======        =========      ======           =======




(1)   Allowances granted and amounts determined not to be collectible.

                                INDEX TO EXHIBITS

 3.1 Restated Certificate of Incorporation is incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended December 29, 1995.

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

10.2 Agreement relating to employment and post-employment competition dated October 1, 1991 with Julian L. Carr, Jr., *

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

10.6 Agreement relating to employment and post-employment competition dated June 7, 1993 with L. Frederick Sutherland.

10.7 Agreement relating to employment and post-employment competition dated July 1, 1996 with Barbara A. Austell.

10.8         Credit and Guaranty Agreement dated as of May 29, 1996.

11           Computation of Earnings Per Share.

12           Ratio of Earnings to Fixed Charges.

21           Subsidiaries of Registrant.

23.1         Consent of Arthur Andersen LLP,  Independent Public Accountants.

23.2         Consent of Ernst & Young, Chartered Accountants.

24           Powers of Attorney.

27           Financial Data Schedule.

*Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.