Form 10-Q
period 1996-12-27
ARAMARK CORP
filed 1997-02-10
CIK 757523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended
    December 27, 1996                              Commission file number 1-8827


                               ARAMARK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                            23-2319139
 ------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


         The ARAMARK Tower
         1101 Market Street
    Philadelphia, Pennsylvania                              19107
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (215) 238-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at January 24, 1997:  2,060,934
Class B common stock outstanding at January 24, 1997: 21,748,763
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)

                                     ASSETS
                                     ------

                                                            December 27,      September 27,
                                                                1996              1996
                                                            ------------      -------------
Current Assets:
       Cash and cash equivalents                             $    22,545    $    25,283
       Receivables                                               622,256        576,447
       Inventories, at lower of cost or market                   349,043        316,043
       Prepayments and other current assets                      139,474         67,977
                                                             -----------    -----------

              Total current assets                             1,133,318        985,750
                                                             -----------    -----------

Property and Equipment, net                                      828,654        824,635
Goodwill                                                         675,100        643,880
Other Assets                                                     299,424        376,505
                                                             -----------    -----------

                                                             $ 2,936,496    $ 2,830,770
                                                             ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
       Current maturities of long-term borrowings            $    28,443    $    26,041
       Accounts payable                                          414,226        496,040
       Accrued expenses and other liabilities                    499,648        441,760
                                                             -----------    -----------

              Total current liabilities                          942,317        963,841
                                                             -----------    -----------

Long-Term Borrowings                                           1,436,515      1,321,865
Deferred Income Taxes and Other Noncurrent Liabilities           239,081        230,249
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                          19,193         18,614

Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
       Class A common stock, par value $.01                           19             20
       Class B common stock, par value $.01                          218            227
       Earnings retained for use in the business                 313,380        309,437
       Cumulative translation adjustment                           4,966          5,131
       Impact of potential repurchase feature of
         common stock                                            (19,193)       (18,614)
                                                             -----------    -----------

              Total                                              299,390        296,201
                                                             -----------    -----------

                                                             $ 2,936,496    $ 2,830,770
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

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)


                                                 For the Three Months Ended
                                             ----------------------------------
                                             December 27,         December 29,
                                                 1996                 1995
                                             ------------         ------------

Revenues                                     $ 1,686,751          $ 1,549,374
                                             -----------          -----------


Costs and Expenses:

       Cost of services provided               1,540,226            1,413,632
       Depreciation and amortization              48,606               44,693
       Selling and general corporate expenses     21,190               22,025
       Other expense (income)                       --                 (2,850)
                                             -----------          -----------
                                               1,610,022            1,477,500
                                             -----------          -----------

       Operating income                           76,729               71,874

Interest Expense, net                             30,484               30,252
                                             -----------          -----------

       Income before income taxes                 46,245               41,622

Provision for Income Taxes                        18,590               16,633
                                             -----------          -----------

       Net income                            $    27,655          $    24,989
                                             ===========          ===========


Earnings Per Share                           $       .61          $       .52
                                             ===========          ===========




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)


                                                     For the Three Months Ended
                                                    ----------------------------
                                                     December 27,   December 29,
                                                         1996           1995
                                                     ------------   ------------
Cash flows from operating activities:
     Net income                                       $  27,655      $  24,989
     Adjustments to reconcile net income to net
       cash used in operating activities:
           Depreciation and amortization                 48,606         44,693
           Income taxes deferred                         (1,619)        (5,961)
     Changes in noncash working capital                (142,276)       (75,890)
     Other operating activities                          (1,725)          (671)
                                                      ---------      ---------


Net cash used in operating activities                   (69,359)       (12,840)
                                                      ---------      ---------

Cash flows from investing activities:
     Purchases of property and equipment                (32,590)       (32,658)
     Disposals of property and equipment                  3,330          3,522
     Divestiture of certain businesses                     --           50,823
     Acquisition of certain businesses                   (4,093)        (5,471)
     Other investing activities                          (1,255)        (2,649)
                                                      ---------      ---------

Net cash provided by (used in) investing activities     (34,608)        13,567
                                                      ---------      ---------

Cash flows from financing activities:
     Proceeds from additional long-term borrowings      141,443         16,125
     Payment of long-term borrowings                    (24,567)        (1,483)
     Repurchase of stock                                (16,335)       (18,350)
     Other financing activities                             688             27
                                                      ---------      ---------
Net cash provided by (used in) financing activities     101,229         (3,681)
                                                      ---------      ---------

Decrease in cash and cash equivalents                    (2,738)        (2,954)

Cash and cash equivalents, beginning of period           25,283         23,082
                                                      ---------      ---------

Cash and cash equivalents, end of period              $  22,545      $  20,128
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


(2)      OTHER INCOME:
         -------------

         In the first quarter of fiscal 1996, the Company sold a division of its Uniform Services business. The net selling price was approximately $51 million in cash and resulted in a pre-tax gain of $37 million, which was offset by other charges related to asset realization ($20 million) and insurance, legal and other matters ($14 million) and is reflected as "other expense (income)" in the accompanying consolidated statement of income. The divested operations were not material to the Company's consolidated revenues or operating income.


(3)      CAPITAL STOCK:
         --------------

         During the first quarter of fiscal 1997, pursuant to the ARAMARK Ownership Program, employees purchased 227,262 shares or $2.9 million of Class B Common Stock for $2.3 million cash plus $0.6 million of deferred payment obligations.


(4)      SUPPLEMENTAL CASH FLOW INFORMATION:
         -----------------------------------

         The Company made interest payments of $27.7 million and $28.8 million and income tax payments of $5.5 million and $8.0 million during the first quarter of fiscal 1997 and 1996, respectively. During the first quarter of fiscal 1997, the Company purchased $18.7 million of its Class B Common Stock, issuing $10.3 million in subordinated installment notes as partial consideration.


(5)      SUBSEQUENT EVENT:
         -----------------

         In January 1997, the Company sold an approximate 83% interest in its business which provides specialized services for hospital emergency rooms and other specialties and medical services to correctional institutions. In fiscal 1996, this business had approximately $500 million in annual revenues and a normalized operating margin of approximately 4%. The gain from the sale, which will be finalized and recognized in the second quarter of fiscal 1997, will increase net income by approximately $70 million.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

 (6)     ARAMARK SERVICES, INC. AND SUBSIDIARIES:
         ----------------------------------------

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

                                                For the Three Months Ended
                                          --------------------------------------
                                          December 27,              December 29,
                                              1996                      1995
                                          ------------              ------------
                                                       (in millions)

         Revenues                          $  903.3                     $833.3
         Cost of services provided            847.8                      785.7
         Net income                             9.0                        2.2


                                          December 27,             September 27,
                                              1996                      1996
                                          ------------              ------------
                                                       (in millions)

         Current assets                    $  460.0                  $   395.2
         Noncurrent assets                  1,725.7                    1,630.0
         Current liabilities                  531.0                      495.1
         Noncurrent liabilities             1,535.4                    1,419.6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

Overview
--------

Revenues of $1.7 billion for the first quarter of fiscal 1997 were 9% higher than the prior year period. First quarter operating income of $76.7 million was $7.7 million or 11% higher than the prior year period (excluding other income of $2.9 million in fiscal 1996 - see note 2 to the condensed consolidated financial statements), with increased earnings in the Food and Support Services, Uniform Services and Health and Education segments being partially offset by a significant decline in Distributive segment earnings. First quarter interest expense was equal with the prior year period, as the impact of increased debt levels to finance acquisitions and working capital requirements was offset by lower interest rates.

Segment Results
---------------

Revenues - Food and Support Services segment revenues increased 8% due to new accounts and increased volume, primarily in the United States food businesses. Uniform Services segment revenues increased 12% due to the impact of recent acquisitions and increased volume in both the uniform rental and direct marketing businesses. Health and Education segment revenues increased 15% due to new contracts at correctional institutions in the healthcare business and enrollment growth, pricing and new locations at Children's World. Distributive segment revenues decreased 3% from the prior year period due to a decline in same store sales, partially offset by the impact of recent acquisitions.

Operating Income, Before Other Income - Food and Support Services, Uniform Services and Health and Education segment operating income increased 21%, 15% and 18%, respectively, due to the increased revenues noted above plus effective control of operating costs. The Distributive segment incurred an operating loss of $2.2 million, a decrease of approximately $8 million from the prior year period. Results for this segment continue to be severely impacted by higher operating expenses due to costs of servicing new customers and reduced margins and volume resulting from increased competition and consolidation in the magazine wholesale distribution industry. The Company continues to believe it is well positioned to take advantage of the current competitive conditions in this industry. However, the future impact of these changes is uncertain at this time. The Company projects that fiscal 1997 operating income in the Distributive segment will continue to be significantly below historical levels achieved prior to fiscal 1996.

FINANCIAL CONDITION
-------------------

The Company's indebtedness increased $117.1 million in the first three months of fiscal 1997, principally to finance seasonal working capital needs and capital additions.

In November 1996, the Company issued $125 million of 7.10% senior notes due December 2006. The net proceeds from the note offering were used to repay borrowings under the $1 billion credit facility.

The Company currently has approximately $575 million of unused credit availability under its credit facilities, which management believes, along with cash flows from operations, is sufficient to fund operating requirements.

                           PART II - OTHER INFORMATION



Items 1 through 4 are not applicable.

Item 5: None


Item 6: Exhibits and Reports on Form 8-K

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

                                               ARAMARK CORPORATION




February 10, 1997                              s/Alan J. Griffith
                                               -------------------------------
                                               Alan J. Griffith
                                               Vice President, Controller
                                               and Chief Accounting Officer