Form 10-Q
period 1997-03-28
ARAMARK CORP
filed 1997-05-12
CIK 757523

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 28, 1997
                               --------------

                Commission file number 1-8827
                                       ------




                               ARAMARK CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                           23-2319139
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


              ARAMARK TOWER
           1101 Market Street
    Philadelphia, Pennsylvania                                         19107
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)




                                 (215)238-3000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes     X         No
                                                    -------         --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at April 25, 1997:    1,993,813
Class B common stock outstanding at April 25, 1997:   21,121,168
---------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)

                                     ASSETS

                                                                         March 28,            September 27,
                                                                           1997                   1996
                                                                       -----------            -------------
Current Assets:
       Cash and cash equivalents                                       $    28,868            $    25,283
       Receivables                                                         502,737                576,447
       Inventories, at lower of cost or market                             351,093                316,043
       Prepayments and other current assets                                100,356                 67,977
                                                                       -----------            -----------

              Total current assets                                         983,054                985,750
                                                                       -----------            -----------

Property and Equipment, net                                                842,843                824,635
Goodwill                                                                   667,491                643,880
Other Assets                                                               322,621                376,505
                                                                       -----------            -----------

                                                                       $ 2,816,009            $ 2,830,770
                                                                       ===========            ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Current maturities of long-term borrowings                      $    17,707            $    26,041
       Accounts payable                                                    389,128                496,040
       Accrued expenses and other liabilities                              459,556                441,760
                                                                       -----------            -----------

              Total current liabilities                                    866,391                963,841
                                                                       -----------            -----------

Long-Term Borrowings                                                     1,319,646              1,321,865
Deferred Income Taxes and Other Noncurrent Liabilities                     231,269                230,249
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                                    23,367                 18,614

Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
       Class A common stock, par value $.01                                     20                     20
       Class B common stock, par value $.01                                    213                    227
       Earnings retained for use in the business                           389,797                309,437
       Cumulative translation adjustment                                     4,516                  5,131
       Unrealized gain on marketable securities, net                         4,157                   --
       Impact of potential repurchase feature of
         common stock                                                      (23,367)               (18,614)
                                                                       -----------            -----------

              Total                                                        375,336                296,201
                                                                       -----------            -----------

                                                                       $ 2,816,009            $ 2,830,770
                                                                       ===========            ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)


                                                          For the Three Months Ended                  For the Six Months Ended
                                                      --------------------------------           ----------------------------------
                                                       March 28,             March 29,            March 28,              March 29,
                                                         1997                  1996                  1997                   1996
                                                      -----------          -----------           -----------            -----------
Revenues                                              $ 1,458,017          $ 1,464,626           $ 3,144,768            $ 3,014,000
                                                      -----------          -----------           -----------            -----------
Costs and Expenses:

       Cost of services provided                        1,336,421            1,343,275             2,876,647              2,756,907
       Depreciation and amortization                       47,174               45,785                95,780                 90,478
       Selling and general corporate expenses              18,702               20,260                39,892                 42,285
       Other expense (income), net                        (72,393)                --                 (72,393)                (2,850)
                                                      -----------          -----------           -----------            -----------


                                                        1,329,904            1,409,320             2,939,926              2,886,820
                                                      -----------          -----------           -----------            -----------

       Operating income                                   128,113               55,306               204,842                127,180

Interest Expense, net                                      29,518               30,068                60,002                 60,320
                                                      -----------          -----------           -----------            -----------

       Income before income taxes                          98,595               25,238               144,840                 66,860

Provision for Income Taxes                                 10,643                9,939                29,233                 26,572
                                                      -----------          -----------           -----------            -----------

Income before Extraordinary Item                           87,952               15,299               115,607                 40,288


Extraordinary Item due to Early Extinguishment
     of Debt (net of income taxes)                           --                  1,589                  --                    1,589
                                                      -----------          -----------           -----------            -----------


       Net income                                     $    87,952          $    13,710           $   115,607            $    38,699
                                                      ===========          ===========           ===========            ===========

Earnings Per Share:
   Income before extraordinary item                   $      1.95          $       .32           $      2.56            $       .84
   Net income                                         $      1.95          $       .28           $      2.56            $       .80
                                                      ===========          ===========          ============            ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)


                                                                       For the Six Months Ended
                                                                    ------------------------------
                                                                     March 28,           March 29,
                                                                       1997                 1996
                                                                    ---------            ---------

Cash flows from operating activities:
     Net income                                                     $ 115,607            $  38,699
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                 95,780               90,478
         Income taxes deferred                                         (2,502)             (12,789)
         Extraordinary item                                               --                 1,589
     Changes in noncash working capital                              (106,049)             (79,010)
     Other operating activities, including gain on
       divestiture of certain businesses                              (73,965)              (8,918)
                                                                    ---------            ---------


Net cash provided by operating activities                              28,871               30,049
                                                                    ---------            ---------

Cash flows from investing activities:
     Purchases of property and equipment                              (90,449)             (77,222)
     Disposals of property and equipment                                6,642                5,995
     Divestiture of certain businesses                                108,884               50,823
     Acquisition of certain businesses                                 (8,836)             (10,295)
     Other investing activities                                        (3,125)              (7,431)
                                                                    ---------            ---------

Net cash provided by (used in) investing activities                    13,116              (38,130)
                                                                    ---------            ---------
Cash flows from financing activities:
     Proceeds from additional long-term borrowings                    133,524              129,219
     Payment of long-term borrowings including premiums              (144,253)             (93,078)
     Proceeds from issuance of common stock                            12,718                9,978
     Repurchase of stock                                              (38,843)             (35,822)
     Other financing activities                                        (1,548)                (621)
                                                                    ---------            ---------

Net cash provided by (used in) financing activities                   (38,402)               9,676
                                                                    ---------            ---------
Increase in cash and cash equivalents                                   3,585                1,595
Cash and cash equivalents, beginning of period                         25,283               23,082
                                                                    ---------            ---------

Cash and cash equivalents, end of period                            $  28,868            $  24,677
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

(2)    OTHER INCOME:

       In January 1997, the Company sold an approximate 83% interest in its Spectrum Healthcare Services, Inc. subsidiary (Spectrum). Total consideration was approximately $158 million and included cash ($125 million), notes and a warrant. The transaction resulted in a pre-tax gain of $72.4 million, net of transaction costs and reserves established for indemnification of certain matters related to insurance, legal and other matters ($20 million), and is reflected as "other expense (income)" in the accompanying condensed consolidated statements of income. No income taxes have been provided on the gain due to permanent differences in the underlying book and tax basis of the divested entity. In fiscal 1996, this business had approximately $500 million in annual revenues and a normalized operating margin of approximately 4%. Cash proceeds from the divestiture were used to repay borrowings under the $1 billion credit facility.

       In the first quarter of fiscal 1996, the Company sold the King Size division of its Uniform Services business. The net selling price was approximately $51 million in cash plus "warrants" and resulted in a pre-tax gain of $37 million, which was offset by other charges related to asset realization ($20 million) and insurance, legal and other matters ($14 million), including a $2 million charge for environmental liabilities, and is reflected as "other expense (income)" in the accompanying consolidated statement of income. The environmental liabilities relate to several minor remediation projects involving properties no longer in service. These remediation projects will not have any material on-going financial impact on the Company's financial statements. The King Size operations were not material to the Company's consolidated revenues or operating income.


(3)    LONG TERM BORROWINGS:

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

(4)    CAPITAL STOCK:

       During the first six months of fiscal 1997, pursuant to the ARAMARK Ownership Program, employees purchased 2,048,313 shares or $20.6 million of Class B Common Stock for $12.7 million of cash and $7.9 million of deferred payment obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(5)    SUPPLEMENTAL CASH FLOW INFORMATION:

       The Company made interest payments of $53.4 million and $54.6 million and income tax payments of $38.8 million and $46.3 million during the first six months of fiscal 1997 and 1996, respectively. During the first six months of fiscal 1997, the Company purchased $17.3 million of its Class A Common Stock and $36.3 million of its Class B Common Stock, issuing $14.8 million in subordinated installment notes as partial consideration.


(6)    PROSPECTIVE ACCOUNTING CHANGES:

       In fiscal 1997, the Company is required to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS 123, the Company will continue to apply its existing accounting policy under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will provide the expanded disclosures required by SFAS 123 in the fiscal 1997 Form 10-K.

       In fiscal 1998, the Company is required to adopt the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the disclosure of "basic" and "diluted" earnings per share. For the three and six month periods ended March 28, 1997, pro forma basic earnings per share under SFAS No. 128 would be $2.06 and $2.72, respectively. Diluted earnings per share would not be materially different from reported earnings per share.

(7)    ARAMARK SERVICES, INC. AND SUBSIDIARIES:

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



                                              For the Three Months Ended              For the Six  Months Ended
                                            -------------------------------           --------------------------
                                            March 28,             March 29,           March 28,        March 29,
                                               1997                  1996                1997             1996
                                            ---------             ---------           ---------        ---------
                                                                            (in thousands)

       Revenues                             $853.5               $820.0             $1,756.8           $1,653.4
       Cost of services provided             804.5                773.9              1,652.4            1,559.6
       Net income                              5.5                  5.2                 14.5                7.4



                                             March 28,          September 27,
                                               1997                 1996
                                            ----------          -------------
                                                        (in thousands)

       Current assets                       $   406.2             $   395.2
       Noncurrent assets                      1,630.2               1,630.0
       Current liabilities                      501.9                 495.1
       Noncurrent liabilities                 1,410.1               1,419.6



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
           FINANCIAL CONDITION



RESULTS OF OPERATIONS


Overview

Revenues of $1.5 billion for the second quarter were equal with the prior year, and revenues of $3.1 billion for the six month period increased 4% over the prior year period. Operating income for the three and six month periods was $128.1 million and $204.8 million, respectively, which includes a gain of $72.4 million from the divestiture of Spectrum Healthcare Services, Inc. (Spectrum), which is reflected as "other expense (income)" in the condensed consolidated statements of income (see note 2 to the condensed consolidated financial statements). Excluding "other expense (income)" and the operating results for Spectrum, revenues and operating income increased 8% for the second quarter and increased 8% and 10%, respectively, for the six months compared to the prior year periods. Interest expense for the three and six month periods decreased 2% and 1%, respectively from the prior year periods due to lower interest rates, partially offset by increased debt levels to finance acquisitions and working capital requirements. The effective income tax rate for the three and six month periods was 10.8% and 20.2%, respectively, compared to 39.4% and 39.7% in the comparable prior year periods. The decrease in the effective tax rate is a result of a permanent difference in the book and tax basis of the divested Spectrum business (see note 2 to the condensed consolidated financial statements). Excluding the Spectrum divestiture gain, the effective tax rates for the three and six month fiscal 1997 periods were 40.6% and 40.4%, respectively.

Segment Results

Revenues - Food and Support Services segment revenues for the three and six month periods increased 6% and 7%, respectively, over the prior year periods due to new accounts (approximately 2%) and increased volume (approximately 4% and 5%, respectively), primarily in the United States food businesses. Uniform Services segment revenues for the three and six month periods increased 18% and 15%, respectively, due to the impact of recent acquisitions (approximately 11% and 9%, respectively) and increased volume in both the uniform rental and direct marketing businesses. Health and Education segment revenues, excluding the divested Spectrum operations, for both the three and six months increased 13% over the comparable prior year periods due to enrollment growth, pricing and new locations at Children's World. Distributive segment revenues for the second quarter were equal with the prior year period, with the impact of acquisitions offsetting a 5% decrease in base business. Distributive segment revenues for the six month period decreased 2% from the prior year period due to a 7% decrease in base business, partially offset by the impact of recent acquisitions.

Operating Income, Before Other Expense (Income) - Food and Support Services segment operating income increased 7% and 15% for the three and six month periods versus the comparable prior year period as a result of the revenue increase noted above plus cost controls. Uniform Services segment second quarter operating income increased 1% over the prior year period reflecting the revenue increase noted above, offset by increased operating costs in the uniform rental business. Uniform Services segment operating income for the six month period increased 9% due to the revenue increases noted above plus cost controls in the direct marketing businesses. Health and Education segment operating income for the three and six month periods, excluding the operating results of the divested Spectrum business, increased 16% and 17%, respectively, over the comparable prior year period due to the revenue increases at Children's World noted above. The Distributive segment incurred an operating loss of $3.2 million and $5.4 million for the three and six month periods, respectively, a deterioration from the comparable prior year periods of approximately $1.4 million and $9.7 million, respectively. Results for this segment continue to be severely impacted by higher operating expenses due to costs of servicing new customers and reduced margins and volume resulting from increased competition and consolidation in the magazine wholesale distribution industry. The Company continues to believe it is well positioned to take advantage of the current competitive conditions in the industry. However, the future impact of these changes is uncertain at this time. The Company projects that operating results in the Distributive segment will continue to be significantly below historical levels achieved prior to fiscal 1996.

FINANCIAL CONDITION

The Company's indebtedness decreased $10.6 million in the first six months of fiscal 1997, with a reduction from the application of the divestiture proceeds being partially offset by increased borrowings for seasonal working capital needs and capital additions.

In November 1996, the Company issued $125 million of 7.10% senior notes due December 2006. The net proceeds from the note offering were used to repay borrowings under the $1 billion credit facility.

As discussed in note 2 to the condensed consolidated financial statements, in January 1997, the Company sold an approximate 83% interest in its Spectrum subsidiary. The cash proceeds were used to repay borrowings under the $1 billion credit facility. The divestiture will not have a material impact on the Company's liquidity.

The Company currently has approximately $625 million of unused credit availability under its credit facilities, which management believes, along with cash flows from operations, is sufficient to fund operating requirements.

                           PART II - OTHER INFORMATION


Item 1:         Not Applicable.


Item 2:         Not Applicable.


Item 3:         Not Applicable.


Item 4:         Submission of Matters to a Vote of Security Holders.

                (a) The Annual Meeting of Stockholders was held on February 11, 1997.

                (b)        Not Applicable

                (c)  (1)   A proposal to approve the CEO Annual  Performance
                           Bonus Arrangement was voted upon and approved, with 20,355,739 affirmative votes and 156,250 negative or abstained votes cast.

                     (2) There were 20,505,323 affirmative votes cast and 6,666 votes withheld with respect to the uncontested election of directors.

                (d)        Not Applicable.


Item 5:         Not Applicable.


Item 6:         Exhibits.

                (a)  (1)   Exhibit 11 - Computation of Fully Diluted Earnings
                           Per Share.

                     (2)   Exhibit 27 - Financial Data Schedule

                (b)  None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ARAMARK CORPORATION

                                             /s/Alan J. Griffith
                                             -------------------------------
                                             Alan J. Griffith
May 12, 1997                                 Vice President, Controller
                                             and Chief Accounting Officer