Form 10-Q
period 1997-06-27
ARAMARK CORP
filed 1997-08-11
CIK 757523

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 27, 1997       Commission file number 1-8827
                               -------------                             ------


                               ARAMARK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                              23-2319139
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


           ARAMARK TOWER
         1101 Market Street
   Philadelphia, Pennsylvania                                       19107
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)



                                 (215)238-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes __X__ No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at July 25, 1997:    1,959,545
Class B common stock outstanding at July 25, 1997:   20,482,820
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)

                                           ASSETS
                                           ------
                                                                     June 27,      September 27,
                                                                       1997            1996
                                                                     --------      -------------
Current Assets:
       Cash and cash equivalents                                    $    28,731    $    25,283
       Receivables                                                      486,963        576,447
       Inventories, at lower of cost or market                          359,511        316,043
       Prepayments and other current assets                              73,337         67,977
                                                                    -----------    -----------

              Total current assets                                      948,542        985,750
                                                                    -----------    -----------

Property and Equipment, net                                             846,316        824,635
Goodwill                                                                661,406        643,880
Other Assets                                                            327,178        376,505
                                                                    -----------    -----------

                                                                    $ 2,783,442    $ 2,830,770
                                                                    ===========    ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
                             ------------------------------------
Current Liabilities:
       Current maturities of long-term borrowings                   $    16,565    $    26,041
       Accounts payable                                                 396,980        496,040
       Accrued expenses and other liabilities                           455,264        441,760
                                                                    -----------    -----------

              Total current liabilities                                 868,809        963,841
                                                                    -----------    -----------

Long-Term Borrowings                                                  1,289,186      1,321,865
Deferred Income Taxes and Other Noncurrent Liabilities                  220,815        230,249
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                                 23,591         18,614

Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
       Class A common stock, par value $.01                                  20             20
       Class B common stock, par value $.01                                 205            227
       Earnings retained for use in the business                        395,322        309,437
       Cumulative translation adjustment                                  1,601          5,131
       Unrealized gain on marketable securities, net                      7,484           --
       Impact of potential repurchase feature of
         common stock                                                   (23,591)       (18,614)
                                                                    -----------    -----------

              Total                                                     381,041        296,201
                                                                    -----------    -----------

                                                                    $ 2,783,442    $ 2,830,770
                                                                    ===========    ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                                  For the Three Months Ended            For the Nine Months Ended
                                                               --------------------------------      -----------------------------
                                                                 June 27,            June 28,          June 27,           June 28,
                                                                   1997               1996               1997               1996
                                                               --------------     -------------      ------------        ---------

Revenues                                                         $ 1,531,614       $ 1,546,296       $ 4,676,382        $ 4,560,296
                                                                 -----------       -----------       -----------        -----------

Costs and Expenses:

       Cost of services provided                                   1,384,834         1,407,732         4,261,481          4,164,639
       Depreciation and amortization                                  47,658            45,787           143,438            136,265
       Selling and general corporate expenses                         20,803            19,068            60,695             61,353
       Other expense (income), net                                      --                --             (72,393)            (2,850)
                                                                 -----------       -----------       -----------        -----------


                                                                   1,453,295         1,472,587         4,393,221          4,359,407
                                                                 -----------       -----------       -----------        -----------

       Operating income                                               78,319            73,709           283,161            200,889

Interest Expense, net                                                 28,596            28,580            88,598             88,900
                                                                 -----------       -----------       -----------        -----------

       Income before income taxes                                     49,723            45,129           194,563            111,989

Provision for Income Taxes                                            19,589            15,324            48,822             41,896
                                                                 -----------       -----------       -----------        -----------

Income before Extraordinary Item                                      30,134            29,805           145,741             70,093


Extraordinary Item due to Early Extinguishment
     of Debt (net of income taxes)                                      --               1,169              --                2,758
                                                                 -----------       -----------       -----------        -----------

       Net income                                                $    30,134       $    28,636       $   145,741        $    67,335
                                                                 ===========       ===========       ===========        ===========

Earnings Per Share:
   Income before extraordinary item                              $       .69       $       .64       $      3.26        $      1.47
   Net income                                                    $       .69       $       .61       $      3.26        $      1.41
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

                      ARAMARK CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)


                                                                     For the Nine Months Ended
                                                                   --------------------------------
                                                                   June 27,                June 28,
                                                                     1997                    1996
                                                                   --------                --------

Cash flows from operating activities:
     Net income                                                   $ 145,741              $  67,335
     Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                            143,438                136,265
           Income taxes deferred                                     (1,344)               (25,343)
           Extraordinary item                                          --                    2,758
     Changes in noncash working capital                             (87,544)               (89,961)
     Other operating  activities,  including gain
       on divestiture of certain businesses                         (82,139)                (9,810)
                                                                  ---------              ---------

Net cash provided by operating activities                           118,152                 81,244
                                                                  ---------              ---------

Cash flows from investing activities:
     Purchases of property and equipment                           (136,497)              (119,197)
     Disposals of property and equipment                             14,439                  5,761
     Divestiture of certain businesses                              111,613                 50,823
     Acquisition of certain businesses                               (9,536)               (10,445)
     Other investing activities                                      (4,698)               (11,628)
                                                                  ---------              ---------

Net cash used in investing activities                               (24,679)               (84,686)
                                                                  ---------              ---------

Cash flows from financing activities:
     Proceeds from additional long-term borrowings                  128,869                166,568
     Payment of long-term borrowings including premiums            (171,200)              (128,250)
     Proceeds from issuance of common stock                          13,728                 13,674
     Repurchase of stock                                            (59,874)               (48,956)
     Other financing activities                                      (1,548)                (1,616)
                                                                  ---------              ---------

Net cash provided by (used in) financing activities                 (90,025)                 1,420
                                                                  ---------              ---------
Increase (decrease) in cash and cash equivalents                      3,448                 (2,022)
Cash and cash equivalents, beginning of period                       25,283                 23,082
                                                                  ---------              ---------

Cash and cash equivalents, end of period                          $  28,731              $  21,060
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

(2)    OTHER INCOME:
       -------------
       In January 1997, the Company sold an approximate 83% interest in its Spectrum Healthcare Services, Inc. subsidiary (Spectrum). Total consideration was approximately $158 million and included cash ($125 million), notes and a warrant. The transaction resulted in a pre-tax gain of $72.4 million, net of transaction costs and reserves established for indemnification of certain matters related to insurance, legal and other matters ($20 million), and is reflected as "other expense (income)" in the accompanying condensed consolidated statements of income. No income taxes have been provided on the gain due to permanent differences in the underlying book and tax basis of the divested entity. In fiscal 1996, this business had approximately $500 million in annual revenues and a normalized operating margin of approximately 4%. Cash proceeds from the divestiture were used to repay borrowings under the $1 billion credit facility.

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

(3)    LONG TERM BORROWINGS:
       ---------------------
       In November 1996, the Company issued $125 million of 7.10% senior notes due December 2006. The net proceeds from the note offering were used to repay borrowings under the $1 billion credit facility.

       In January 1996, the Company redeemed its $80 million 8-1/4% senior note for a premium resulting in an extraordinary item for debt extinguishment of $1.6 million (net of tax benefit of $1.0 million) and issued a $125 million 6.79% senior note due January 2003, with annual principal repayments of $25 million beginning January 1999. During the third quarter of fiscal 1996, the Company replaced its existing credit facility with a new $1 billion credit facility. The new facility is non-amortizing and matures on June 30, 2001. The Company wrote off the unamortized balances of financing costs related to the old credit facility which is reflected as an extraordinary item for debt extinguishment of $1.2 million (net of tax benefit of $0.8 million).

(4)    CAPITAL STOCK:
       --------------
       During the first nine months of fiscal 1997, pursuant to the ARAMARK Ownership Program, employees purchased 2,111,131 shares or $20.9 million of Class B Common Stock for $13.7 million of cash and $7.2 million of deferred payment obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(5)    SUPPLEMENTAL CASH FLOW INFORMATION:
       -----------------------------------
       The Company made interest payments of $84.6 million and $81.9 million and income tax payments of $43.7 million and $70.6 million during the first nine months of fiscal 1997 and 1996, respectively. During the first nine months of fiscal 1997, the Company purchased $31.6 million of its Class A Common Stock and $48.1 million of its Class B Common Stock, issuing $19.8 million in subordinated installment notes as partial consideration.


(6)    PROSPECTIVE ACCOUNTING CHANGES:
       -------------------------------
       In fiscal 1997, the Company is required to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS No. 123, the Company will continue to apply its existing accounting policy under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and will provide the expanded disclosures required by SFAS No. 123 in the fiscal 1997
       Form 10-K.

       In fiscal 1998, the Company is required to adopt the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 requires the disclosure of "basic" and "diluted" earnings per share. For the three and nine month periods ended June 27, 1997, pro forma basic earnings per share under SFAS No. 128 would be $0.72 and $3.45, respectively. Diluted earnings per share would not be materially different from reported earnings per share.

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

                                               For the Three Months Ended             For the Nine Months Ended
                                            --------------------------------        -----------------------------
                                             June 27,              June 28,            June 27,         June 28,
                                               1997                  1996                1997             1996
                                            -----------          -----------        --------------     ---------
                                                                         (in thousands)

       Revenues                               $846.0              $789.6              $2,602.9          $2,443.0
       Cost of services provided               795.5               748.3               2,447.8           2,307.9
       Net income                                6.9                 2.8                  21.4              10.2



                                             June 27,           September 27,
                                               1997                  1996
                                             --------           -------------
                                                        (in thousands)

       Current assets                      $   380.0          $    395.2
       Noncurrent assets                     1,636.4             1,630.0
       Current liabilities                     473.5               495.1
       Noncurrent liabilities                1,414.6             1,419.6


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(8)    DERIVATIVES:
       ------------
       The Company utilizes derivative financial instruments, such as interest rate swaps and forward exchange agreements to manage changes in market conditions related to debt obligations and foreign currency exposures. All interest rate swaps are accounted for as hedges under the accrual method with the net payments under the terms of the swap agreements recognized currently in income as a component of interest expense. Gains or losses on the termination of interest rate swaps are deferred and amortized over the remaining life of the terminated swap agreement. Interest rate swaps, for which the designated debt instrument being hedged is extinguished, are accounted for on the fair value method from the extinguishment date, if not concurrently terminated, with gains and losses recognized currently in the condensed consolidated statement of income. The Company has a foreign currency swap agreement which hedges the currency exposure of its net investment in a foreign subsidiary and accordingly, gains and losses on the currency swap are recorded as a component of the cumulative translation adjustment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------
Overview
--------
Revenues of $1.5 billion for the third quarter were 1% lower than the prior year period, and revenues of $4.7 billion for the nine month period increased 3% over the prior year period. Operating income for the three and nine month periods was $78.3 million and $283.2 million, respectively. Operating income for the nine month period includes a gain of $72.4 million from the divestiture of Spectrum Healthcare Services, Inc. (Spectrum), which is reflected as "other expense (income)" in the condensed consolidated statement of income (see note 2 to the condensed consolidated financial statements). Excluding "other expense (income)" and the operating results for Spectrum, revenues and operating income increased 8% and 15%, respectively, for the third quarter and increased 8% and 11%, respectively, for the nine months compared to the prior year periods. Interest expense for the three and nine months was equal with the prior year periods, with the impact of lower interest rates being offset by increased debt levels to finance acquisitions and working capital requirements. The effective income tax rate for the three and nine month periods was 39.4% and 25.1%, respectively. The decrease in the effective tax rate for the nine month period is a result of a permanent difference in the book and tax basis of the divested Spectrum business (see note 2 to the condensed consolidated financial statements). Excluding the Spectrum divestiture gain, the effective tax rate for the nine month fiscal 1997 period was 40%. The effective tax rates for the fiscal 1996 third quarter and nine months were 34.0% and 37.4%, respectively, and reflects the favorable impact from the settlement of an audit of certain prior years federal income tax returns in June 1996.

Segment Results
---------------
Revenues - Food and Support Services segment revenues for the three and nine month periods increased 6% and 7%, respectively, over the prior year periods due to new accounts (approximately 5% and 3%, respectively) and increased volume (approximately 2% and 5%, respectively), primarily in the United States food businesses, partially offset by the unfavorable impact of foreign currency translation (1%). Uniform Services segment revenues for the three and nine month periods increased 20% and 17%, respectively, due to the impact of recent acquisitions (approximately 13% and 10%, respectively) and increased volume in both the uniform rental and direct marketing businesses. Health and Education segment revenues, excluding the divested Spectrum operations, for both the three and nine months increased 13% over the comparable prior year periods due to enrollment growth, pricing and new locations at Children's World. Distributive segment revenues for the third quarter and nine months decreased 6% and 3%, respectively, from the comparable prior year periods, due to a decrease in base business of 10% and 8%, respectively, partially offset by the impact of recent acquisitions.

Operating Income, Before Other Expense (Income) - Food and Support Services segment operating income increased 19% and 18% for the three and nine month periods versus the comparable prior year period as a result of the revenue increase noted above plus effective cost controls at both United States and international operations. Uniform Services segment third quarter and nine month operating income increased 8% and 9%, respectively, over the prior year period due to the revenue increase noted above plus effective cost controls in the direct marketing businesses, partially offset by increased operating costs in the uniform rental business. Health and Education segment operating income for the three and nine month periods, excluding the operating results of the divested Spectrum business, increased 16% and 17%, respectively, over the comparable prior year period due to the revenue increases at Children's World noted above. The Distributive segment incurred an operating loss of $8.0 million and $13.4 million for the three and nine month periods, respectively, a deterioration from the comparable prior year periods of approximately $4.2 million and $13.9 million, respectively. During the third quarter the Distributive segment recorded a charge of approximately $4.0 million related to asset realization. Results for this segment continue to be severely impacted by higher operating expenses due to costs of servicing new customers and reduced margins and volume resulting from increased competition and consolidation in the magazine wholesale distribution industry. The Company continues to believe it is well positioned to take advantage of the current competitive conditions in the industry. However, the future impact of these changes is uncertain at this time. The Company projects that operating income in the Distributive segment will continue to be significantly below historical levels achieved prior to fiscal 1996.

FINANCIAL CONDITION
-------------------
The Company's indebtedness decreased $42.2 million in the first nine months of fiscal 1997, with a reduction from application of the divestiture proceeds (see note 2) being partially offset by increased borrowings for seasonal working capital needs and capital additions.

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

The Company currently has approximately $675 million of unused credit availability under its credit facilities, which management believes, along with cash flows from operations, is sufficient to fund operating requirements.

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

                                                      ARAMARK CORPORATION

                                                      s/Alan J. Griffith
                                                      ------------------
                                                      Alan J. Griffith
August 11, 1997                                       Vice President, Controller
                                                      Chief Accounting Officer