Form 10-K
period 1997-10-03
ARAMARK CORP
filed 1997-11-26
CIK 757523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

 /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 3, 1997 or

 / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the voting stock held by nonaffiliates:   $726 million

Common stock outstanding at October 31, 1997
                                        Class A  Common stock   1,965,703 shares
                                        Class B  Common stock  20,350,000 shares


Documents incorporated by reference: Portions of the registrant's Proxy Statement for the 1998 annual meeting of stockholders are incorporated by reference in Part III of this Report.
================================================================================

      As used herein, references to the "Company" shall mean ARAMARK Corporation and its subsidiaries (including ARAMARK Services, Inc.) unless the context otherwise requires. References to "ARAMARK" shall mean ARAMARK Services, Inc. and its subsidiaries unless the context otherwise requires.

                                     PART I


Item 1.     Business

Description of Business Segments

      The Company is engaged in providing or managing services, including food and support services, uniform and career apparel, educational resources and magazine distribution. ARAMARK was organized in 1959 in Delaware. The Company was formed in September 1984 by the management of ARAMARK and acquired ARAMARK in December 1984 through a merger.

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


Food and Support Services Group

      The Company provides food, refreshment, specialized dietary and support services (including maintenance and housekeeping) to businesses, and to educational, governmental and medical institutions. Food, lodging and merchandise services are also provided at sports and entertainment facilities such as convention centers, stadiums, parks, arenas, race tracks and other recreational facilities.

      Food, refreshment, specialized dietary and support services are operated at customer locations generally under contracts of indefinite duration which may be subject to termination by either party. However, food and related services at sports and entertainment facilities generally are for fixed contract terms well in excess of one year. The Company's food and support services are performed under various financial arrangements including various management-fee bases as well as profit-and-loss bases.

      At most customer food service locations, the equipment and facilities used in providing these services are owned by the customer. Vending machines and related equipment, however, are generally owned by the Company. At most sports and entertainment facilities, the equipment is owned by the Company.

      There is a high level of competition in the food and support services business from local, regional, national and international companies as well as from businesses and institutions which operate their own services. This competition takes a number of different forms, including pricing, maintaining high food and service standards, and innovative approaches to marketing with a strong emphasis on securing and retaining customer accounts. The Company believes that it is a significant provider of food and support services in the United States, Belgium, Canada, Germany and Spain, but that its volume of such business is small in relation to the total market. See note 10 to the consolidated financial statements for information relating to the seasonal aspects of this business segment.

Uniform and Career Apparel Group

      The Company rents, sells, cleans, maintains and delivers personalized work apparel and other textile items for customers throughout the United States on a contract basis. Also provided are walk-off mats, cleaning cloths, disposable towels, and other environmental control items.

      The Company operates one of the largest direct marketers of personalized work clothing, uniforms and related accessories, primarily in the United States. The Company also operates one of the largest direct marketers of public safety equipment and public employee uniforms in the United States, and is a leading provider of uniform apparel to the hospitality and healthcare markets.

      Service contracts for the rental and laundering of work apparel and other textile items are for well in excess of one year and typically for an initial term of three to five years. Generally, the direct marketing business is conducted under an invoice arrangement with customers.

      The uniform rental services and sales business is highly competitive in the areas in which the Company operates, with numerous competitors in each major operating area. Although no one uniform rental services company is predominant in this industry, the Company believes that it is a significant competitor.

      Competition in the direct marketing of work clothing, career apparel, public safety equipment and related items is from numerous retailers and other direct marketers at local, regional and national levels. In this market, while the Company is a significant competitor, the Company's volume of sales is small in relation to the total market.

      The significant competitive factors in the uniform and career apparel business are the quality of services provided to customers and the prices charged for such services.

Health and Educational Resources Group

      The Company provides infant, toddler, pre-school, and school-age learning programs. The Company operates community-based child care centers, before and after school programs on the premises of elementary schools, private elementary schools, and employer on-site child care centers. These services are provided to, and are primarily paid for on a weekly or monthly basis directly by individual families under short-term agreements. The Company leases a significant number of its facilities under long-term arrangements.

      The Company believes it is a significant provider of educational and child care services in the United States.

      Competition in all phases of this business segment is from both national and local providers of educational services as well as from private and public institutions which provide for their own educational services. Significant competitive factors in the Company's educational services business are the quality of care, reputation, physical appearance of facilities, the types of programs offered to the users of these services and the prices charged for such services.

      In January 1997, the Company sold an approximate 83% interest in its healthcare subsidiary. See note 2 to the consolidated financial statements.

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

      Competition in the distribution of books and periodicals exists primarily from magazine and book subscriptions, direct distribution by publishers to retailers and from other wholesale distributors and alternative uses of retail shelf space. While the Company's volume of business in the distribution of books and periodicals is small in relation to the total market, the Company believes the volume of its wholesale periodical and book distribution makes it a significant wholesale distributor.

General

      The Company employs approximately 150,000 persons, both full and part time, including approximately 40,000 employees outside the United States. Approximately 22,000 employees in the United States are represented by various labor unions.

      The Company believes it recognizes benefit from its corporate name recognition. Nonetheless, consistent with its businesses, the Company does not have any material trademarks or patents, and its research and development expenditures are not material in amount. Although the Company pursues strategies to increase the number and scope of the services it provides to existing customers, no single customer of the Company accounts for more than 5% of its revenues. While the Company focuses its purchasing on selected suppliers and vendors to realize pricing, quality and service benefits, generally, all materials and services that the Company purchases are available from more than one supplier, and the loss of any supplier would not have a material impact on the Company's results of operations. The Company's businesses are subject to various governmental environmental regulations, and the Company has adopted policies designed to comply with such regulations. Such compliance has not had a material impact on the Company's capital expenditures, earnings or competitive position.

Item 2.     Properties

      The principal property and equipment of the Company are its service equipment and fixtures (including vehicles) and real estate.

      The service equipment and fixtures include vending, commissary, warehouse and janitorial and maintenance equipment used primarily by the Food and Support Services Group and laundry equipment used by the Uniform and Career Apparel Group. The vehicles include automobiles and delivery trucks used in Distributive Services, and Food and Support Services and Uniform and Career Apparel Groups. The service equipment and fixtures represent 59% of the net book value of all fixed assets as of October 3, 1997.

      The Company's real estate is comprised of educational and child care facilities, of which a significant number are held under long-term operating leases. The Company also maintains other real estate and leasehold improvements which it uses in Distributive Services, and Uniform and Career Apparel and Food and Support Services Groups. Additional information concerning property and equipment (including leases and noncancelable lease commitments) is included in notes 1 and 8 to the consolidated financial statements. No individual parcel of real estate owned or leased is of material significance to the Company's total assets.

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


Item 4.     Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 4A.    Directors and Executive Officers of the Registrant

Directors:
Name                                              Principal Occupation
----                                              --------------------
Joseph Neubauer................................   Chairman and Chief Executive Officer
                                                  ARAMARK Corporation
James E. Ksansnak..............................   Vice Chairman, ARAMARK Corporation
Patricia C. Barron.............................   Vice President, Business Operations Support, Xerox Corporation
Robert J. Callander............................   Executive-in-Residence, Columbia University
                                                  Retired Vice Chairman
                                                  Chemical Banking Corporation
Alan K. Campbell...............................   Retired Executive Vice President and
                                                  Vice Chairman, ARAMARK Corporation
Ronald R. Davenport............................   Chairman, Sheridan Broadcasting Corporation
Lee F. Driscoll, Jr............................   Corporate Director
Mitchell S. Fromstein..........................   Chairman, President and Chief Executive Officer Manpower Inc.
Edward G. Jordan...............................   Former Chairman and Chief Executive Officer
                                                  Consolidated Rail Corporation
Thomas H. Kean.................................   President, Drew University
                                                  Former Governor of New Jersey
Reynold C. MacDonald...........................   Retired Chairman, Acme Metals Incorporated
James E. Preston...............................   Chairman, President and Chief Executive Officer
                                                  Avon Products, Inc.
Officers:                                                                                             Officer
Name  (Age as of November 1, 1997)                Office Held                                          Since
----------------------------------                ------------                                         -----

Joseph Neubauer (56)...........................   Chairman and Director..............................   1979
James E. Ksansnak (57).........................   Vice Chairman and Director ........................   1986
William Leonard (49)...........................   President..........................................   1992
Brian G. Mulvaney (41).........................   Executive Vice President...........................   1993
Martin W. Spector (59).........................   Executive Vice President,
                                                  General Counsel and Secretary......................   1976
L. Frederick Sutherland (45)...................   Executive Vice President and
                                                  Chief Financial Officer............................   1983
Barbara A. Austell (44)........................   Senior Vice President
                                                  and Treasurer......................................   1996
Alan J. Griffith (43)..........................   Vice President, Controller and
                                                  Chief Accounting Officer...........................   1994
Dean E. Hill (46)..............................   Vice President.....................................   1993
John P. Kallelis (59)..........................   Vice President.....................................   1982
Michael R. Murphy (40).........................   Director of Audit and Controls.....................   1995
Donald S. Morton (49)..........................   Assistant Secretary and
                                                  Associate General Counsel..........................   1985
Richard M. Thon (42)...........................   Assistant Treasurer................................   1994

       Except as set forth below, the principal occupation of each executive officer throughout the past five years has been the performance of the functions of the corporate offices shown above.

       Mr. Ksansnak was elected vice chairman of the Company in May 1997. From February 1991 to May 1997 he was executive vice president of the Company and chief financial officer from May 1986 to May 1997.

       Mr. Leonard has been president and chief operating officer of the Company since May 1997. He was executive vice president of the Company from May 1992 until May 1997.

       Mr. Mulvaney was elected senior vice president of the Company in February 1995 and to his current position in August 1996. He was vice president of ARAMARK Uniform Services from March 1987 until February 1993 when he was elected vice president of the Company.

       Mr. Sutherland became chief financial officer of the Company in May 1997. He was elected executive vice president in May 1993.

       Ms. Austell was elected senior vice president and treasurer of the Company in August 1996. Prior to joining the Company in June 1996, she was a managing director of J. P. Morgan & Co.

       Mr. Griffith was elected vice president of the Company in February 1995. In December 1993 he became controller and chief accounting officer.

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

                                     PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

       There are currently approximately 1,300 record holders of Class B common stock of the Company, all of whom are employees or directors of the Company (or members of their families or trusts created by them). There are currently 127 record holders of the Class A common stock of the Company, all of whom are institutional investors, Company benefit plans or individuals not employed by the Company.

      The Company has not paid a cash dividend during the last two fiscal years. From time to time, the Board of Directors may consider paying cash dividends in the future, based upon the Company's circumstances at that time.

       There is no established public trading market for the common stock of the Company. However, employees of the Company are able to sell shares of common stock through various programs maintained by the Company. See note 7 to the consolidated financial statements for information regarding the Company's shareholders' agreement.

       The Company recently announced Share 100, a proposed plan of recapitalization. See Management's Discussion and Analysis of Results of Operations and Financial Condition.

Item 6.    Selected Financial Data

       The following table presents summary consolidated financial data for the Company. The following data should be read in conjunction with the consolidated financial statements and the related notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition, each included elsewhere herein.

                                                                 ARAMARK Corporation and Subsidiaries
                                                    --------------------------------------------------------------
                                                                     Fiscal Year Ended on or near
                                                                             September 30
                                                    --------------------------------------------------------------
                                               1997(1)         1996              1995             1994              1993
                                             ----------     ----------        ----------       ----------          -------
                                                           (in millions, except per share amounts and ratios)
Income Statement Data:
Revenues...................................  $6,310.4       $6,122.5          $5,600.6           $5,161.6          $4,890.7
Earnings before depreciation and
   amortization, interest, and income taxes     523.6          478.0             433.9              415.7             399.4
Earnings before interest
   and income taxes (2)....................     331.9          295.2             277.0              272.0             268.9
Interest expense, net......................     116.0          116.0             109.4              108.5             125.7
Income before extraordinary item
   and cumulative effect of
   change in accounting for
   income taxes (3)........................     146.1          112.2             100.2               95.0              84.3
Net income.................................     146.1          109.5              93.5               86.1              77.1
Earnings per share: (4)
   Income before extraordinary item
     and cumulative effect
     of change in accounting for
     income taxes (3)......................     $3.28          $2.37             $2.01              $1.87             $1.64
   Net income..............................     $3.28          $2.31             $1.88              $1.69             $1.49
Ratio of earnings to fixed charges (5).....       2.3x           2.1x              2.1x               2.1x              1.9x
Balance Sheet Data (at period end):
Total assets...............................  $2,753.6       $2,844.8          $2,643.3           $2,122.0          $2,040.6
Long-term borrowings: (6)
   Senior..................................   1,084.9        1,160.8           1,109.4              691.5             533.8
   Subordinated............................     129.0          161.2             165.4              290.4             474.9
Common stock subject to potential
   repurchase (7)..........................      23.3           18.6              19.1               20.8              21.7
Shareholders' equity.......................     370.0          296.2             252.3              182.6             124.1

--------------
       (1) Fiscal 1997 is a fifty-three week period. See note 1 to the consolidated financial statements.
       (2) See note 2 to the consolidated financial statements.
       (3) See note 3 to the consolidated financial statements.
       (4) Based on weighted average shares of common stock outstanding for all periods. See note 1 to the consolidated financial statements.
       (5) For the purpose of determining the ratio of earnings to fixed charges, earnings include pre-tax income plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals).
       (6) See note 4 to the consolidated financial statements.
       (7) See note 7 to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

         Overview. Revenues for the fiscal year ended October 3, 1997 were $6.3 billion, an increase of 3% over fiscal 1996, with increases in the Food and Support Services and Uniform and Career Apparel segments partially offset by a decline in revenues in the Distributive segment and the Health and Educational Resources segment reflecting the sale of Spectrum (see note 2 to the consolidated financial statements). Excluding Spectrum, revenues increased 10% over the prior year. Operating income of $331.9 million increased 12% compared to the prior year. Total Company operating income includes other income of $11.7 million and $2.9 million in fiscal 1997 and 1996, respectively, as described in note 2 to the consolidated financial statements. Excluding other income and the operating results of Spectrum, operating income increased 16% over the prior year, due to strong performances in the Food and Support Services and Uniform and Career Apparel segments and Children's World, partially offset by increased operating losses in the Distributive segment. Excluding other income, the Company's operating income margin increased to 5.1% from 4.8%, due primarily to improved cost controls and leveraging of fixed costs.

         Interest expense was equal with the prior year, with the impact of lower rates being offset by increased debt levels to finance capital expenditures and working capital requirements. The effective income tax rate decreased to 32% in fiscal 1997 from 37% in fiscal 1996 due primarily to the favorable impact of a permanent difference in the book and tax basis of Spectrum, partially offset by unfavorable permanent book/tax differences related to certain intangible asset write-offs (see notes 2 and 6 to the consolidated financial statements). Fiscal 1996 net income also includes an extraordinary item for early extinguishment of debt of $2.8 million as described in note 3 to the consolidated financial statements.

         Segment Results. Food and Support Services segment revenues were 8% higher than the prior year due to new accounts (approximately 3%) and increased volume (approximately 6%), primarily in the United States food businesses, partially offset by the unfavorable impact of foreign currency translation (approximately 1%). Uniform and Career Apparel segment revenues increased 19% due to the impact of recent acquisitions (approximately 11%) and increased volume in both the uniform rental and direct marketing businesses. Health and Educational Resources segment revenues, excluding the Spectrum operations, increased 15% over the comparable prior year period due to enrollment growth, pricing and new locations at Children's World. Distributive segment revenues decreased 3% from the comparable prior year period due to a decrease in base business of approximately 6%, partially offset by the impact of recent acquisitions.

         Fiscal 1997 operating income for the Food and Support Services segment includes charges of approximately $30 million due primarily to recognize an impairment of goodwill in a European operation and to reduce certain other assets to net realizable value as discussed in notes 2 and 11 to the consolidated financial statements. Excluding the impact of these charges, operating income increased 20% over the prior year period as a result of the revenue increases noted above, plus effective cost controls at both United States and international operations. Uniform and Career Apparel segment operating income includes gains on the sale of assets of $9 million in 1997 and $37 million in 1996 and charges related primarily to asset realization of $6 million and $5 million in fiscal 1997 and 1996, respectively (see notes 2 and 11 to the consolidated financial statements). Excluding the impact of these items, fiscal 1997 operating income increased 11% from the prior year period due to the revenue increases noted above plus effective cost controls in the direct marketing businesses, partially offset by increased operating costs in the uniform rental business. Health and Educational Resources fiscal 1997 operating income includes the gain on sale of Spectrum of $72 million and fiscal 1996 operating income includes charges of $13 million as discussed in notes 2 and 11 to the consolidated financial statements. Excluding the impact of these items, as well as the operating results of Spectrum, segment operating income increased 23% over the prior year due to the revenue increases at Children's World noted above. The Distributive segment incurred a fiscal 1997 operating loss of $49.6 million, which includes charges of approximately $34 million related to asset realization (see notes 2 and 11 to the consolidated financial statements) versus an operating loss of $6.0 million in fiscal 1996. Results continue to be severely impacted by higher operating expenses due to costs of servicing customers and reduced volume and margins resulting from the increased competition and consolidation in the magazine wholesale distribution industry. Management is implementing a plan to improve the operating results of the distributive business which includes the divestiture of certain operations, selected acquisitions in certain geographic regions, and initiatives to increase volume and margins and reduce costs. The impact of these initiatives is uncertain at this time and the Company projects that fiscal 1998 operating income in the Distributive segment will continue to be significantly below historical levels prior to fiscal 1996. The decrease in fiscal 1997 General Corporate and Other Expenses is due to reserves established in fiscal 1996 for asset realization, legal, and other matters described in note 11 to the consolidated financial statements.

Fiscal 1996 Compared to Fiscal 1995

         Overview. Revenues for the fiscal year ended September 27, 1996 were $6.1 billion, a 9% increase over fiscal 1995, with increases being recorded by all business segments. Operating income of $295.2 million increased 7% compared to the prior year. Earnings increased substantially in both the Food and Support Services segment, including the positive impact in fiscal 1996 from the return of hockey and baseball, and the Uniform and Career Apparel segment. Earnings were equal to last year for the Health and Educational Resources segment and declined dramatically in the Distributive segment. Total Company operating income includes other income of $2.9 million described in note 2 to the consolidated financial statements. The Company's operating income margin decreased to 4.8% from 4.9%, primarily due to the decreased earnings of the Distributive segment. Excluding the Distributive segment, the fiscal 1996 margin was 5.3% and operating income increased 20% compared to the prior year period.

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

         Segment Results. Food and Support Services segment revenues were 8% higher than the prior year due to new accounts and increased volume at both U.S. and international food businesses, acquisitions and the return of hockey and baseball (see notes 2 and 11 to the consolidated financial statements). Uniform and Career Apparel segment revenues increased 17% as a result of yearend 1995 acquisitions and increased volume in the uniform rental business, partially offset by decreased volume from direct marketing of work clothing and the divestiture described in note 2 to the consolidated financial statements. Health and Educational Resources segment revenues increased 5% as a result of enrollment growth and pricing at Children's World and new contracts at correctional institutions in the healthcare business. Revenue for the Distributive segment increased 7% due to acquisitions completed during fiscal 1995 and the impact of the change in customer mix in 1996.

         Operating income for the Food and Support Services segment increased 20% due to increased revenues, including those resulting from the return of hockey and baseball. Fiscal 1996 operating income for the Uniform and Career Apparel segment includes the $37 million gain on the sale of a division and charges of $5 million related to changes in estimates regarding asset realization and environmental matters described in note 11 to the consolidated financial statements; excluding the impact of these items, as well as the operating results of the 1996 divestiture, the increase in segment operating income was approximately 16% as compared to fiscal 1995. Health and Educational Resources segment operating income was equal to the prior year with revenue related increases being offset by higher operating costs and increased reserves for real estate values (see note 11 to the consolidated financial statements). The Distributive segment incurred an operating loss of $6.0 million in fiscal 1996 versus operating income of $26.8 million in fiscal 1995. Results were severely impacted by higher operating expenses due to costs of servicing new customers and reduced margins resulting from the increased competition and consolidation in the magazine wholesale distribution industry. These industry changes continued to have an adverse impact on operating income in the Distributive segment as discussed above. The increase in fiscal 1996 General Corporate and Other Expenses is due primarily to reserves established for asset realization, legal, and other matters described in note 11 to the consolidated financial statements.

FINANCIAL CONDITION AND LIQUIDITY

         Cash flows generated from operating activities were $230 million. Debt decreased by $116 million, primarily from the application of the Spectrum sale proceeds (see note 2 to the consolidated financial statements). The Company expects to continue to fund capital expenditures, acquisitions and other liquidity needs from cash provided by operating activities, normal disposals of property and equipment and borrowings available under its credit facilities. As of October 3, 1997, the Company had capital commitments of approximately $20 million related to several long-term concession contracts at stadiums and arenas.

         During fiscal 1997 the Company issued $125 million of 7.10% senior notes due December 2006. The net proceeds from the note offering were used to repay borrowings under the $1 billion credit facility. Currently, the Company has approximately $725 million of unused committed credit availability under its credit facilities.

         As discussed in note 2 to the consolidated financial statements, in January 1997 the Company sold an approximate 83% interest in its Spectrum subsidiary. The cash proceeds were used to repay borrowings under the $1 billion credit facility. The sale will not have a material impact on the Company's liquidity.

         During fiscal 1997 the Company repurchased $32 million of its Class A Common Stock and $55 million of its Class B Common Stock, with $22 million of subordinated installment notes issued as partial consideration. Additionally, the Company issued $14 million of Class B Common Stock to eligible employees, primarily through the exercise of installment stock purchase opportunities (see note 7 to the consolidated financial statements).

         The Company has announced a plan of recapitalization which involves the repurchase of all outstanding Class A Common Stock shares held by outside stockholders and approximately 30% of the shares owned by its employee benefit plans. The plan requires the approval of stockholders and is expected to be implemented during the second quarter of fiscal 1998. The Company is in the process of increasing its $1 billion credit facility and, upon consummation of the recapitalization, debt will increase by approximately $440 million. Management believes that credit availability under its credit facilities, as amended, along with cash flows from operations will continue to be sufficient to fund operating requirements.

         The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As a result, on or near the change of the century, date-sensitive systems will recognize the year 2000 as 1900, or not at all, which may cause systems to process financial and operational information incorrectly. The Company has assessed and continues to assess the impact of the Year 2000 issue, including cost estimates to complete required changes. Plans to address the Year 2000 issue have been developed and are being implemented. Currently, the Company does not expect that the costs to be incurred will be material to results of operations or financial condition.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

      Not Applicable.

Item 8.   Financial Statements and Supplementary Data

      See Index to Financial Statements and Schedules at page S-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.


                                    PART III

      Items 10, 11, 12, and 13 of Part III are incorporated by reference to the Section titled "Election of Directors" in the registrant's Proxy Statement for its annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A (except for the stock price performance graph and the committee report on executive compensation in the Company's Proxy Statement).


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

                                                ARAMARK CORPORATION

                                                By: Alan J. Griffith
                                                    ----------------------------
                                                    Alan J. Griffith
                                                    Vice President, Controller
                                                    and Chief Accounting Officer

November 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 26, 1997.

Signature                                  Title
---------                                  -----

Joseph Neubauer                Chairman and Director
-----------------------        (Principal Executive Officer)
Joseph Neubauer

L. Frederick Sutherland        Executive Vice President
-----------------------        (Principal Financial Officer)
L. Frederick Sutherland

Alan J. Griffith               Vice President, Controller
-----------------------        and Chief Accounting Officer
Alan J. Griffith               (Principal Accounting Officer)




Patricia Barron
Robert J. Callander
Alan K. Campbell
Ronald R. Davenport
Lee F. Driscoll, Jr.                   Directors
Mitchell S. Fromstein
Edward G. Jordan
Thomas H. Kean
James E. Ksansnak
Reynold C. MacDonald
James E. Preston


Martin W. Spector
-----------------------
Martin W. Spector
Attorney-in-Fact

                                                                           95165

                      ARAMARK CORPORATION AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                      Page
                                                                      ----
Report of Independent Public Accountants                               S-2


Consolidated Balance Sheets:
  As of October 3, 1997 and September 27, 1996                         S-3


Consolidated Statements of Income:
  Fiscal Years 1997, 1996 and 1995                                     S-5


Consolidated Statements of Cash Flows:
  Fiscal Years 1997, 1996 and 1995                                     S-6


Consolidated Statements of Shareholders' Equity:
  Fiscal Years 1997, 1996 and 1995                                     S-7


Notes to Consolidated Financial Statements                             S-10


Consolidated Supporting Schedules Filed:


Schedule
 Number

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ARAMARK Corporation:

We have audited the accompanying consolidated balance sheets of ARAMARK Corporation (a Delaware corporation) and subsidiaries as of October 3, 1997 and September 27, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended October 3, 1997. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARAMARK Corporation and subsidiaries as of October 3, 1997 and September 27, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 3, 1997, in conformity with generally accepted accounting principles.

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




                                                        ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania
    November 10, 1997

                                           ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
October 3, 1997 and September 27, 1996

(dollars in thousands, except share amounts)

--------------------------------------------------------------------------------------------------
                                                                       1997                1996
--------------------------------------------------------------------------------------------------
ASSETS

Current Assets:

          Cash and cash equivalents                               $   27,352          $   25,283

          Receivables (less allowances: 1997, $23,158;               517,035             594,579
          1996, $16,973)

          Inventories                                                366,515             340,107

          Prepayments and other current assets                        67,314              68,651
-------------------------------------------------------------------------------------------------

            Total current assets                                     978,216           1,028,620
-------------------------------------------------------------------------------------------------

Property and Equipment, at Cost:

          Land, buildings and improvements                           507,775             446,240

          Service equipment and fixtures                           1,170,230           1,139,262

          Leased property under capital leases                        10,992              12,489
-------------------------------------------------------------------------------------------------

                                                                   1,688,997           1,597,991

          Less-Accumulated depreciation                              821,821             770,327

-------------------------------------------------------------------------------------------------



                                                                     867,176             827,664
-------------------------------------------------------------------------------------------------



Goodwill                                                             623,841             683,814
-------------------------------------------------------------------------------------------------


Other Assets                                                         284,346             304,684
-------------------------------------------------------------------------------------------------

                                                                  $2,753,579          $2,844,782
=================================================================================================


The accompanying notes are an integral part of these financial statements.

                                           ARAMARK CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------------------
                                                                                        1997                1996
-------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
          Current maturities of long-term borrowings                                $   18,517           $  26,092
          Accounts payable                                                             459,847             506,803
          Accrued payroll and related expenses                                         156,216             163,806
          Other accrued expenses and current liabilities                               302,171             281,027
-------------------------------------------------------------------------------------------------------------------

               Total current liabilities                                               936,751             977,728
-------------------------------------------------------------------------------------------------------------------

Long-Term Borrowings:
          Senior                                                                     1,100,819           1,183,047
          Subordinated                                                                 129,027             161,189
          Obligations under capital leases                                               2,615               3,846
-------------------------------------------------------------------------------------------------------------------

                                                                                     1,232,461           1,348,082

          Less-current portion                                                          18,517              26,092
-------------------------------------------------------------------------------------------------------------------


               Total long-term borrowings                                            1,213,944           1,321,990
-------------------------------------------------------------------------------------------------------------------

Deferred Income Taxes and Other Noncurrent Liabilities                                 209,583             230,249

Common Stock Subject to Potential Repurchase Under
 Provisions of Shareholders' Agreement                                                  23,254              18,614

Shareholders' Equity Excluding Common Stock
 Subject to Repurchase:
          Class A common stock, par value $.01; authorized:
           25,000,000 shares; issued: 1997 - 1,961,413 shares;
           1996-1,978,326 shares                                                            20                  20
          Class B common stock, par value $.01; authorized:
           150,000,000 shares; issued: 1997 - 20,450,100 shares;
           1996 -22,732,673 shares                                                         205                 227
          Earnings retained for use in the business                                    394,090             309,437
          Cumulative translation adjustment                                             (1,014)              5,131
          Impact of potential repurchase feature of common stock                       (23,254)            (18,614)
-------------------------------------------------------------------------------------------------------------------

               Total                                                                   370,047             296,201
-------------------------------------------------------------------------------------------------------------------

                                                                                    $2,753,579          $2,844,782
-------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                                           ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Fiscal Years Ended October 3, 1997, September 27, 1996 and September 29, 1995

(dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------------------------------------------------
                                                                       1997                 1996                1995
--------------------------------------------------------------------------------------------------------------------------


Revenues                                                              $6,310,417           $6,122,500          $5,600,645
--------------------------------------------------------------------------------------------------------------------------

Costs and Expenses:
         Cost of services provided                                     5,715,402            5,565,038           5,094,179
         Depreciation and amortization                                   191,732              182,785             156,869
         Selling and general corporate expense                            83,079               82,354              72,602
         Other expense (income), net                                     (11,655)              (2,850)                  -



--------------------------------------------------------------------------------------------------------------------------

                                                                       5,978,558            5,827,327           5,323,650
--------------------------------------------------------------------------------------------------------------------------

             Operating income                                            331,859              295,173             276,995


Interest Expense, net                                                    116,012              116,014             109,418
--------------------------------------------------------------------------------------------------------------------------

             Income before income taxes                                  215,847              179,159             167,577

Provision For Income Taxes                                                69,739               66,931              67,388

--------------------------------------------------------------------------------------------------------------------------

Income Before Extraordinary Item                                         146,108              112,228             100,189

Extraordinary Item Due to Early Extinguishment of Debt
(net of income taxes of $1,839 in 1996 and $4,458 in 1995)                     -                2,758               6,686

--------------------------------------------------------------------------------------------------------------------------

Net Income                                                              $146,108             $109,470             $93,503

--------------------------------------------------------------------------------------------------------------------------

Earnings Per Share:
   Income before extraordinary item                                        $3.28                $2.37               $2.01
   Net income                                                              $3.28                $2.31               $1.88
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Fiscal Years Ended October 3, 1997, September 27, 1996 and September 29,1995
(in thousands)
                                                                         1997             1996            1995
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                          $ 146,108        $ 109,470      $  93,503
   Adjustments to reconcile net income to net
    cash provided by operating activities:
         Depreciation and amortization                                   191,732          182,785        156,869
         Income taxes deferred                                           (11,049)         (27,604)         4,920
         Extraordinary item                                                    -            2,758          6,686
   Changes in noncash working capital:
         Receivables                                                     (19,934)         (62,239)       (25,162)
         Inventories                                                     (32,428)          (9,734)       (13,992)
         Prepayments                                                      (5,740)            (209)        13,244
         Accounts payable                                                (61,348)          28,973         25,186
         Accrued expenses                                                 48,364           27,245         22,737
   Changes in other noncurrent liabilities                                (1,651)            (461)        (6,525)
   Changes in other assets                                                (9,727)          (9,217)         4,020
   Other, net                                                            (14,261)          (2,494)        (2,232)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                230,066          239,273        279,254
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                  (197,835)        (190,896)      (193,470)
   Disposals of property and equipment                                    27,641           13,099         16,063
   Sale of investments                                                     9,284                -         16,203
   Divestiture of certain businesses                                     119,152           51,285          1,719
   Purchase of subsidiary stock                                               -                 -        (20,491)
   Acquisition of certain businesses:
         Working capital other than cash acquired                            (74)         (29,042)       (12,227)
         Property and equipment                                           (4,163)         (11,105)       (36,261)
         Additions to intangibles and other assets                        (5,688)         (72,616)      (306,067)
   Other                                                                  (8,020)          (8,362)        (2,268)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                    (59,703)        (247,637)      (536,799)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from additional long-term borrowings                        127,323          155,510        486,844
    Payment of long-term borrowings including premiums                  (242,944)         (95,510)      (209,742)
    Redemption of preferred stock                                              -           (6,359)        (1,984)
    Proceeds from issuance of common stock                                14,338           13,949          9,718
    Repurchase of common stock                                           (65,463)         (54,849)       (26,435)
    Payment of preferred stock dividend                                        -           (1,067)        (1,049)
    Other                                                                 (1,548)          (1,109)        (4,151)
-----------------------------------------------------------------------------------------------------------------
Net cash (used in)/provided by financing activities                     (168,294)          10,565        253,201
-----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                           2,069            2,201         (4,344)
Cash and cash equivalents, beginning of year                              25,283           23,082         27,426
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                $   27,352         $ 25,283      $  23,082
================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED OCTOBER 3, 1997
(in thousands)

                                                                                                                      Impact of
                                                                                                                      Potential
                                            Class A       Class B                                      Cumulative    Repurchase
                                            Common        Common          Capital       Retained       Translation   Feature of
                                            Stock         Stock           Surplus       Earnings       Adjustment    Common Stock
                                            --------      --------       --------      ----------      ------------  ------------
Balance, September 27, 1996                  $20           $227          $    -        $309,437        $  5,131      $(18,614)


Net income                                                                              146,108


Issuance of Class A common stock to
  employee benefit plans                                                     384


Issuance of Class B common stock                             24           25,025


Retirement of common  stock                                 (46)         (25,409)       (61,455)

Change during the period                                                                                 (6,145)       (4,640)
                                             ---           ----          --------      --------          -------      -------

Balance, October 3, 1997                     $20           $205          $    -        $394,090         $(1,014)     $(23,254)
                                             ===           ====          =========     ========          =======      ========



The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1996
(in thousands)

                                                                                                                        Impact of
                                                                                                                        Potential
                                            Series C     Class A    Class B                              Cumulative     Repurchase
                                            Preferred    Common     Common       Capital     Retained    Translation    Feature of
                                            Stock        Stock      Stock        Surplus     Earnings    Adjustment     Common Stock
                                            ----------   --------   ---------    -------     --------    -----------    ------------
Balance,  September 29, 1995                  $14,965      $21       $235        $  -        $247,805      $8,318         $(19,060)


Net income                                                                                    109,470

Dividends on preferred stock                                                                     (769)


Issuance of Class A common stock to
  employee benefit plans                                                           5,728


Issuance of Class B common stock                                       25         30,519


Retirement of common and preferred stock      (14,965)      (1)       (33)       (36,247)     (47,069)


Change during the period                                                                                   (3,187)             446
                                         ------------    -----    -------    -----------    ----------     -------        --------


Balance,  September 27, 1996              $   -            $20       $227       $  -         $309,437     $ 5,131         $(18,614)
                                          ===========      ===       ====    ===========     ========     ========        ========


The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 1995
(in thousands)

                                                                                                                        Impact of
                                                                                                                        Potential
                                        Series C       Class A    Class B                                Cumulative     Repurchase
                                        Preferred      Common     Common         Capital      Retained   Translation    Feature of
                                        Stock          Stock      Stock          Surplus      Earnings   Adjustment     Common Stock
                                        -----------    ---------  ---------      -------      --------   ----------     ------------
Balance, September 30, 1994              $16,949        $21       $243           $    -       $178,587      $7,550       $(20,791)



Net income                                                                                      93,503


Dividends on preferred stock                                                                    (1,046)


Issuance of Class A common stock to
   employee benefit plans                                                          6,576


Issuance of Class B common stock                                    31            20,637



Retirement of common and preferred stock  (1,984)                  (39)          (27,213)     (23,239)


Change during the period                                                                                       768          1,731
                                         -------       -----      -----        -----------   ---------      ------       --------

Balance, September 29, 1995              $14,965       $ 21       $235           $   -       $247,805       $8,318       $(19,060)
                                         =======       =====      =====        ===========   =========      ======       ========



The accompanying notes are an integral part of these financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR

The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal year ended October 3, 1997, September 27, 1996 and September 29, 1995 are fifty-three, fifty-two and fifty-two week periods, respectively.

PRINCIPLES OF CONSOLIDATION, ETC.

The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain reclassifications were made to the prior year financial statements to conform to the fiscal 1997 presentation.

In fiscal 1998, the Company is required to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires the disclosure of "basic" and "diluted" earnings per share. For the fiscal year ended October 3, 1997, pro forma basic earnings per share under SFAS No. 128 would be $3.49. Diluted earnings per share would not be materially different from reported earnings per share.

In fiscal 1999, the Company is required to adopt the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company is currently assessing the impact the adoption will have on the consolidated financial statements. The Company will complete its analysis of the disclosure requirements of these standards in fiscal 1998.

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

CURRENCY TRANSLATION

Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a currency translation adjustment in shareholders' equity. Currency transaction gains and losses included in operating results for fiscal 1997, 1996 and 1995 were not significant.

CURRENT ASSETS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories are valued at the lower of cost (principally the first-in, first-out method) or market. The LIFO (last-in, first-out) method of determining cost is used to value directly marketed career apparel and public safety clothing and equipment. The stated value of inventories determined using the LIFO method is not significantly different from replacement or current cost. Personalized work apparel and linens in service are recorded at cost and are amortized over their estimated useful lives, approximately two years. In accordance with industry practice, magazines and books are sold to retailers with the right to return unsold items for ultimate credit from the publishers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CURRENT ASSETS (Continued)

The components of inventories are as follows:

                                                           1997               1996
-------------------------------------------------------------------------------------
Food                                                       21.1%              22.5%
Career apparel, safety equipment and linens                64.5%              62.2%
Magazines and books                                         6.7%               7.0%
Parts, supplies and novelties                               7.7%               8.3%
-------------------------------------------------------------------------------------
                                                          100.0%             100.0%
-------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to operations currently, and replacements and significant improvements are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense in fiscal 1997, 1996 and 1995 was $136.1 million, $129.1 million and $116.4 million, respectively.

GOODWILL

Goodwill, which represents the excess of cost over fair value of the net assets of acquired businesses, is being amortized on a straight-line basis principally over 40 years. The Company develops operating income projections for each of its lines of business and evaluates the recoverability and amortization period of goodwill using these projections. In fiscal 1997, the Company wrote off certain intangible assets as discussed in Note 2. Based upon management's current assessment, the estimated remaining amortization period of goodwill is appropriate and the remaining balance is fully recoverable. Accumulated amortization at October 3, 1997 and September 27, 1996 was $162.2 million and $150.5 million, respectively.

OTHER ASSETS

Other assets consist primarily of investments in less than 50% owned entities, contract rights, customer lists, and long-term receivables. Investments in which the Company owns more than 20% but less than a majority are accounted for using the equity method. Investments in which the Company owns less than 20% are accounted for under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" or the cost as applicable. Contract rights and customer lists are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years.

OTHER LIABILITIES

Other noncurrent liabilities consist primarily of deferred compensation, insurance accruals, deferred gains arising from sale and leaseback transactions and subordinated installment notes arising from repurchases of common stock.

The Company is self-insured for a limited portion of the risk retained under its general liability and workers' compensation arrangements. Self-insurance reserves are determined based on actuarial analyses. The self-insurance reserves for workers' compensation insurance are accrued on a present value basis using a discount rate which approximates a risk-free rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SUPPLEMENTAL CASH FLOW INFORMATION

                                      1997            1996         1995
                                      ----            ----         ----
                                                 (in millions)
Interest Paid                        $106.4          $108.1       $107.4
Income Taxes Paid                    $ 63.0          $ 91.4       $ 53.5

Significant noncash investing and financing activities are as follows:

o During fiscal 1997, 1996 and 1995, the Company contributed $0.4 million, $5.7 million and $6.6 million, respectively, of Class A Common Stock to its employee benefit plans to fund previously accrued obligations. In addition, during fiscal 1997, 1996 and 1995, the Company contributed $2.3 million, $1.7 million and $1.8 million, respectively, of stock units to its stock unit retirement plan in satisfaction of its accrued obligations. See Note 5.


o During fiscal 1997, 1996 and 1995, the Company received $10.5 million, $7.2 million and $9.4 million, respectively, of employee notes under its Deferred Payment program as partial consideration for the issuance of Common Stock Class B. Also, during fiscal 1997, 1996 and 1995, the Company issued subordinated installment notes of $21.9 million, $26.8 million and $22.5 million, respectively, as partial consideration for repurchases of Common Stock. See Note 7.

NOTE 2.  ACQUISITIONS AND DIVESTITURES, ETC.:

In the second quarter of fiscal 1997, the Company sold an approximate 83% interest in its Spectrum Healthcare Services, Inc. subsidiary (Spectrum). Total consideration was approximately $158 million and included cash ($125 million), notes and a warrant. The transaction resulted in a pre-tax gain of $72.4 million, net of transaction costs and reserves established for indemnification of certain matters related to insurance, legal and other matters ($20 million), and is included in "Other expense/income" in the accompanying consolidated statements of income. No income taxes have been provided on the gain due to permanent differences in the underlying book and tax basis of Spectrum. In fiscal 1996, the business had approximately $500 million in annual revenues and a normalized operating margin of approximately 4%. Cash proceeds from the divestiture were used to repay borrowings under the $1 billion credit facility. Also reflected in other expense/income, are pre-tax charges of $69.8 million, primarily to write off certain intangible assets in the Food and Support Services and Distributive segments. These charges were partially offset by a gain of $9.1 million on the sale of an investment in Brylane, Inc., acquired in connection with the fiscal 1996 King-Size divestiture described below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of the charges applicable to the Food and Support Services segment was approximately $30 million due primarily to recognize an impairment of goodwill in a European operation and to reduce certain other assets to net realizable value. Operating results at the subsidiary have continued to be significantly below management's expectations and as a result, at year-end, future operations have been reassessed. The goodwill impairment was determined based on a discounted cash flow basis. Also, as a result of increased competition and consolidation in the magazine wholesale distribution industry and continuing operating losses in the Distributive segment, management recently finalized a plan to reposition the distributive business, including the divestiture of certain operations with a book value at October 3, 1997 of approximately $29 million including intangibles. This resulted in a $34 million pre-tax charge. The asset write-down was determined based on estimates of discounted future cash flows. The impairment loss on operations to be divested was based on preliminary indications of value for those operations and their sale is expected to be completed during fiscal 1998.

In the first quarter of fiscal 1996, the Company sold the King-Size division of its Uniform and Career Apparel business. The net selling price was approximately $51 million in cash plus "warrants" in Brylane, Inc. and resulted in a pre-tax gain of $37 million, which was offset by other charges related to asset realization ($20 million) and insurance, legal and other matters ($14 million), including a $2 million charge for environmental liabilities, and is reflected as "Other expense/income" in the accompanying consolidated statements of income. The environmental liabilities related to several minor remediation projects involving properties no longer in service. These remediation projects will not have any material ongoing financial impact on the Company's financial statements. The King-Size operations were not material to the Company's consolidated revenues or operating income.

At fiscal 1996 yearend, the Company acquired Crest Uniform Company, a provider of uniform apparel to the hospitality and healthcare markets for cash of approximately $95 million. The acquisition was accounted for under the purchase method of accounting. The Company's pro forma results of operations for fiscal 1996 and 1995 would not have been materially different assuming the acquisition had occurred as of the beginning of the respective periods.

During fiscal 1995, the Company acquired the following businesses: Harry M. Stevens, a provider of food and support services to stadiums and arenas late in the first quarter for approximately $125 million in cash; two magazine and book distribution companies, Meader Distributing Co., Inc. and Rainer News, Inc., one in the first quarter and one late in the third quarter for approximately $28 million in cash; Todd Uniform, Inc., a uniform rental business late in the fourth quarter for approximately $120 million in cash; and Gall's, Inc. a direct marketer of public safety clothing and equipment late in the fourth quarter for approximately $87 million in cash. The acquisitions were accounted for under the purchase method of accounting and the fiscal 1995 financial statements reflect the results of operations and cash flows of the acquired companies from the dates of the acquisitions. Had these acquisitions occurred as of the beginning of the fiscal period, pro forma consolidated revenues, income before extraordinary items, net income and earnings per share, would have been approximately $5.8 billion, $91.1 million, $84.4 million and $1.69, respectively. These pro forma results are unaudited and are based on historical results, adjusted for the impact of certain acquisition related adjustments, such as: increased amortization of intangibles, increased interest expense on acquisition debt, and the related income tax effects. Pro forma results do not reflect any synergies that might be achieved from combined operations and therefore, in management's opinion, are not indicative of what actual results would have been if the acquisitions had occurred at the beginning of the respective periods. In addition, they are not intended to be a projection of future results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  EXTRAORDINARY ITEM:

During fiscal 1996, the Company redeemed its $80 million 8.25% senior notes for a premium. The debt extinguishment was financed through the issuance of a $125 million 6.79% senior note. Additionally, the Company replaced its credit facility with a new $1 billion credit facility (See Note 4), writing off the unamoritized balance of financing costs related to the old credit facility. The resultant extraordinary charge on these transactions was $2.8 million or $0.06 per share.

During fiscal 1995, the Company redeemed its $125 million 12% subordinated debentures and its $50 million 10.25% senior note for a premium. The debt extinguishment was financed through the issuance of 8.15% and 8% senior notes (see Note 4). The resultant extraordinary charge was $6.7 million or $0.13 per share.

NOTE 4.  BORROWINGS:

Long-term borrowings at October 3, 1997 and September 27, 1996 are summarized in the following table:

                                                                           1997               1996
                                                                      ------------        ------------
                                                                                (in thousands)
SENIOR:
Credit facility borrowings                                            $   370,000         $  596,400
Canadian credit facility                                                   39,350             45,123
6.79% note, payable in installments through 2003                          125,000            125,000
7.10% notes, due December 2006                                            124,827                -
7.25% notes and debentures due August 2007                                 32,160                -
8% notes, due April 2002                                                  100,000            100,000
8.15% notes, due May 2005                                                 150,000            150,000
10-5/8% notes, due August 2000                                            100,000            100,000
Other                                                                      59,482             66,524
-------------------------------------------------------------------------------------------------------

                                                                        1,100,819          1,183,047
-------------------------------------------------------------------------------------------------------

SUBORDINATED:
8.5%  subordinated notes, due June 2003                                   100,000            100,000
10% exchangeable debentures and notes, due August 2000                     26,689             58,849
Other                                                                       2,338              2,340
-------------------------------------------------------------------------------------------------------
                                                                          129,027            161,189
-------------------------------------------------------------------------------------------------------

OBLIGATIONS UNDER CAPITAL LEASES                                            2,615              3,846
-------------------------------------------------------------------------------------------------------
                                                                        1,232,461          1,348,082

Less-current portion                                                       18,517             26,092
-------------------------------------------------------------------------------------------------------

                                                                       $1,213,944         $1,321,990
=======================================================================================================

The non-amortizing $1.0 billion revolving credit facility ("Credit Agreement") is provided by a group of banks and matures in June 2001. Interest under the Credit Agreement is based on the Prime Rate, LIBOR plus a spread of .15% to
 .625% (as of October 3, 1997 - .33%) or the Certificate of Deposit Rate plus a spread of .25% to .725% (as of October 3, 1997 - .43%), at the option of the Company. The Company pays a fee of .10% to .375% (as of October 3, 1997 - .17%) on the entire credit facility. The spread and fee margins are based on certain financial ratios as defined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The non-amortizing C$80 million Canadian revolving credit facility provides for either U.S. dollar or Canadian dollar borrowings and matures in June 2001. Interest on this facility is based on the Canadian Bankers Acceptance Rate, U.S. Prime Rate, Canadian Prime Rate or LIBOR plus a spread of up to 5/8%, as defined. As of October 3, 1997, all borrowings under this facility are payable in Canadian dollars, with a weighted average interest rate of 4.0%. The Company pays a fee of .17% on the entire credit facility.

The Company's Children's World Learning Centers, Inc. (CWLC) subsidiary also has a $125 million revolving credit facility with a group of banks. The credit facility matures in August 2003, with quarterly commitment reductions of $5 million starting in September 2001, which increase to $6.25 million starting September 2002. Interest under the credit facility is based on the Prime Rate plus a spread of 0% to 1/4% or LIBOR plus a spread of 1/2% to 1%, at the option of CWLC. CWLC pays a fee of .2% to .375% (as of October 3, 1997 - .225%) on the unborrowed portion of the credit facility. The spread and fee margins are based on certain financial ratios as defined. As of October 3, 1997 there were no borrowings outstanding under this credit facility.

The 6.79% note is payable in $25 million annual installments beginning January 1999, with a final maturity of January 2003.

The 7.25% notes and debentures may be exchanged, at par, beginning in June 1998, in whole or in part, at the option of the holder, for 7.10% senior notes due December 2006. The Company has the right to redeem these notes and debentures, at par, upon being presented with a notice of conversion or at any time after June 2004.

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

Accrued interest on borrowings totaling $27.7 million at October 3, 1997 and $24.3 million at September 27, 1996 is included in current liabilities as "Other accrued expenses."

The Company utilizes derivative financial instruments, such as interest rate swap and forward exchange agreements to manage changes in market conditions related to debt obligations and foreign currency exposures. At October 3, 1997 and September 27, 1996, the Company has $197 million and $250 million, respectively, of interest rate exchange agreements fixing the rate on a like amount of borrowings under the Credit Agreement at an average effective rate of 6.7% and 6.2%, respectively. As of October 3, 1997, interest rate exchange agreements remain in effect for periods ranging from 3 to 25 months. All interest rate swaps are accounted for as hedges under the accrual method with the net payments under the terms of the swap agreements recognized currently in income as a component of interest expense. Gains or losses on the termination of interest rate swaps are deferred and amortized over the remaining life of the terminated swap agreement. Interest rate swaps, for which the designated debt instrument being hedged is extinguished, are accounted for on the fair value method from the extinguishment date, if not concurrently terminated, with gains and losses recognized currently in the consolidated statement of income. The Company has a $24 million foreign currency swap agreement maturing in August 2000. This swap hedges the currency exposure of its net investment in Spain and accordingly, gains and losses on the currency swap are recorded as a component

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS of the cumulative translation adjustment. The counterparties to the above derivative agreements are major international banks. The Company continually monitors its positions and credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

The following summarizes the fair value of the Company's financial instruments as of October 3, 1997 and September 27, 1996. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

                                                         1997                              1996
                                            -------------------------------     ---------------------------
                                             Carrying           Fair            Carrying           Fair
Asset/(Liability) in millions                Amount             Value            Amount            Value
                                             ------             -----            ------            -----
Long-term debt                              $(1,232.5)        $(1,263.5)        $(1,348.1)      $(1,364.6)
Interest rate swap agreements                       -              (0.7)                -             0.1
Foreign currency swap agreement                   3.6               2.8               0.4             0.1

The Credit Agreement contains restrictive covenants which provide, among other things, limitations on liens, dispositions of material assets and repurchases of capital stock. The terms of the Credit Agreement also require that the Company maintain certain specified minimum ratios of cash flow to fixed charges and to total borrowings and certain minimum levels of net worth (as defined). At October 3, 1997, the Company was in compliance with all of these covenants. Assets with a net book value of $2.2 million at October 3, 1997, are subject to liens under several of the Company's borrowing arrangements.

Long-term borrowings maturing in the next five years, excluding capital lease obligations, are as follows:
                                                           Amount
                                                       --------------
                                                       (in thousands)

                     1998                               $  17,812
                     1999                                  78,568
                     2000                                 109,183
                     2001                                 460,209
                     2002                                 125,291

NOTE 5.  EMPLOYEE PENSION AND PROFIT SHARING PLANS:

In the United States, the Company maintains qualified contributory and non-contributory retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. Qualified non-contributory profit sharing plans are maintained by certain businesses, with annual contributions determined by management. The Company has a non-qualified stock unit retirement plan for certain employees. The total expense of the above plans for fiscal 1997, 1996 and 1995 was $15.5 million, $15.7 million and $15.3 million, respectively. During fiscal 1997, 1996 and 1995, the Company contributed 1,995 shares, 32,475 shares and 41,114 shares, respectively, of Common Stock, Class A to these plans to partially fund previously accrued obligations. In addition, during fiscal 1997, 1996 and 1995, the Company contributed to the stock unit retirement plan 121,185 stock units, 104,938 stock units and 120,700 stock units, respectively, which are convertible into Common Stock, Class B, in satisfaction of its accrued obligations. The value of the stock units was credited to capital surplus. The Company participates in various multi-employer union administered pension plans. Contributions to these plans, which are primarily defined benefit plans, result from contractual provisions of labor contracts and were $14.4 million, $13.6 million and $13.1 million for fiscal 1997, 1996 and 1995, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company maintains several contributory and noncontributory defined benefit pension plans, primarily in Canada and the United Kingdom. The projected benefit obligation of these plans as of October 3, 1997, which is fully funded, was $48.6 million. Pension expense related to these plans is not material to the consolidated financial statements.

NOTE 6.  INCOME TAXES:

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires deferred tax assets or liabilities to be recognized for the estimated future tax effects of temporary differences between the financial reporting and tax bases of the Company's assets and liabilities based on the enacted tax law and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. In June 1996 the Company settled certain prior years' tax returns.

The components of income before income taxes, including the effects of other expense/income (See Note 2), by source of income are as follows:

                                                            1997            1996         1995
------------------------------------------------------------------------------------------------
                                                                       (in thousands)
United States                                             $221,710        $172,572     $159,851
Non-U.S.                                                    (5,863)          6,587        7,726
------------------------------------------------------------------------------------------------
                                                          $215,847        $179,159     $167,577
================================================================================================

The provision for income taxes, including the effects of other expense/income
(See Note 2), consists of:
                                                             1997           1996        1995
------------------------------------------------------------------------------------------------
                                                                      (in thousands)
 Current:
  Federal                                                  $60,370         $73,919     $46,579
  State and local                                           13,366          17,335      12,064
  Non-U.S.                                                   7,052           3,281       3,825
------------------------------------------------------------------------------------------------

                                                            80,788          94,535      62,468
------------------------------------------------------------------------------------------------

Deferred:
  Federal                                                   (8,027)        (23,210)      3,189
  State and local                                           (3,494)         (5,379)        739
  Non-U.S.                                                     472             985         992
------------------------------------------------------------------------------------------------
                                                           (11,049)        (27,604)      4,920
------------------------------------------------------------------------------------------------
                                                         $  69,739       $  66,931   $  67,388
================================================================================================


The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following:

                                                             1997             1996       1995
------------------------------------------------------------------------------------------------
                                                                  (% of pre-tax income)
United States statutory income tax rate                      35.0%            35.0%      35.0%
Increase (decrease) in taxes, resulting from:
   State income taxes, net of Federal tax benefit             3.0              4.3        4.7
   Permanent book/tax difference related to the sale
      of Spectrum                                           (11.3)               -          -
   Permanent book/tax differences, primarily
      resulting from purchase accounting                      8.4              2.1        1.7
   Favorable impact of June 1996 tax settlement               -               (2.8)         -
   Tax credits and other                                     (2.8)            (1.2)      (1.2)
------------------------------------------------------------------------------------------------

Effective income tax rate                                    32.3%            37.4%      40.2%
================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 3, 1997 and September 27, 1996, the components of deferred taxes are as follows (in thousands):

                                                              1997                1996
                                                            ---------            ------
Deferred tax liabilities:
         Property and equipment                             $ 57,720            $61,095
         Inventory                                             5,066              5,549
         Investments                                          15,709             12,813
         Other                                                11,928             10,837
                                                            ---------           --------
                  Gross deferred tax liability                90,423             90,294
                                                            ---------           --------
Deferred tax assets:
         Insurance                                           $11,815            $26,455
         Employee compensation and benefits                   36,077             34,889
         Accruals and allowances                              33,159             30,638
         Intangibles                                              -               3,415
         Other                                                 6,561              8,709
         Valuation allowance                                      -                (815)
                                                            --------            --------
                  Net deferred tax asset                      87,612            103,291
                                                            --------            --------
                  Net deferred tax liability/(asset)        $  2,811           $(12,997)
                                                            ========            ========

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

During fiscal 1996, the Company redeemed, at par, all its outstanding Series C Preferred Stock for $6.4 million in cash and the issuance of $8.6 million of Common Stock, Class B. During fiscal 1995 the Company repurchased 1,984 preferred shares for $2.0 million.

As of October 3, 1997, the Company's stock option plans provided for the issuance of up to 44,861,642 options to purchase shares of Common Stock, Class
B. The Company granted installment stock purchase opportunities under its stock ownership program in fiscal 1997, 1996 and 1995 which provide for the purchase of shares of Common Stock, Class B. Installment stock purchase opportunities are exercisable in six annual installments with the exercise price of each purchase opportunity equal to the current fair market value at the time the purchase opportunity is granted. The Company has a program to grant non-qualified stock options to additional qualified employees on an annual basis. Under the program, options vest after three years and may be exercised for a period of three years after vesting. The exercise price of each option is equal to the current fair market value at the date of grant. In fiscal 1997, 1996 and 1995, the Company granted cumulative installment stock purchase opportunities under its existing stock ownership program which are similar to the installment stock purchase opportunities discussed above, however, any purchase opportunities not exercised during an installment period may be carried forward to subsequent installment periods. The Company has a Deferred Payment Program which enables holders of non-qualified stock options and installment purchase opportunities to defer a portion of the total amount required to exercise the options. Interest currently accrues on deferred payments at 8.25% compounded annually and is payable when the deferred payments are due. At October 3, 1997 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 1996, the receivables from individuals under the Deferred Payment Program were $26.6 million and $19.0 million, respectively, which are reflected as a reduction of Shareholders' Equity. The Company holds as collateral all shares purchased in which any portion of the purchase price is financed under the Deferred Payment Program until the deferred payment is received from the individual by the Company. Status of the options, including installment stock purchase opportunities, under the various ownership programs follows:

                                                 Number of Shares                         Average Option Price
                                   ------------------------------------------         ----------------------------
                                        1997          1996           1995               1997       1996       1995
                                   -------------  -------------  -------------         ------     ------     -----
Outstanding at beginning of year    10,367,984    10,107,199      10,383,764          $12.17      $10.47    $ 8.05
Options granted                      3,457,000     4,133,100       4,409,920          $16.61      $14.75    $13.11
Options exercised                    2,429,783     1,938,142       3,084,830           $9.70       $8.83     $6.17
Canceled/Forfeited                   2,450,989     1,934,173       1,601,655          $12.92      $11.68    $10.51
Outstanding at end of year           8,944,212    10,367,984      10,107,199          $14.22      $12.17    $10.47
Exercisable at end of year              64,392       539,720         514,696           $8.87       $3.72     $2.14

The exercise prices on outstanding options at October 3, 1997 range from $8.34 to $18.50 with a weighted average remaining life of approximately three years. The Company has reserved 9,637,714 shares of Common Stock, Class B at October 3, 1997 for issuance of stock pursuant to its employee ownership and benefit programs.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized related to the plans described above. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.

                                                        1997            1996
                                                        ----            ----

Net Income
     As reported                                     $146,108       $109,470
     Pro forma                                        143,570        108,199
Fully diluted earnings per share
     As reported                                        $3.28          $2.31
     Pro forma                                          $3.23          $2.29

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to fiscal 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair value of options granted in fiscal 1997 and 1996 was $2.65 and $2.46, respectively. As the Company's stock is not publicly traded, the fair value of each option was estimated on the grant date using the minimum value method (which excludes a volatility assumption), with the following assumptions:

                                                 1997                   1996
                                           ---------------        ----------

Risk-free interest rate                      5.2 - 6.1%             5.4 - 5.9%
Expected life in years                             3.2                    3.5
Dividend yield                                       0%                     0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and its shareholders are parties to an Amended and Restated Shareholders' Agreement. Pursuant to this agreement, holders of common stock who are individuals, upon their death, complete disability or normal retirement, may cause the Company to repurchase up to 30% of their shares for cash at the then appraised value, but only to the extent such repurchase by the Company is permitted under the Credit Agreement. Under this Credit Agreement restriction, repurchases of capital stock cannot exceed an aggregate limit, which amount was $23.3 million at October 3, 1997 and $18.6 million at September 27, 1996. Pursuant to interpretations of its rules related to "Redeemable Preferred Stock," the Securities and Exchange Commission has requested that these amounts representing the Company's potential repurchase of its Common Stock be presented as a separate item and accordingly, the Company's Shareholders' Equity reflects this reclassification in the consolidated financial statements. Also, the Shareholders' Agreement provides that the Company may, at its option, repurchase shares from individuals who are no longer employees. Such repurchased shares may be resold to others including replacement personnel at prices equal to or greater than the repurchase price. Generally, payment for shares repurchased can be, at the Company's option, in cash or subordinated installment notes, which are subordinated to all other indebtedness of the Company. Interest on these notes is payable semi-annually and principal payments are made annually over varying periods not to exceed ten years. The noncurrent portion of these notes ($50.9 million as of October 3, 1997 and $49.2 million as of September 27, 1996) is included in the consolidated balance sheets as "Other Noncurrent Liabilities" and the current portion of these notes ($19.9 million as of October 3, 1997 and $13.4 million as of September 27, 1996) is included in the consolidated balance sheets as "Accounts Payable."

NOTE 8.  COMMITMENTS AND CONTINGENCIES:
                                                1997             1996
-----------------------------------------------------------------------
                                                    (in thousands)
Facilities under capital leases                $10,992          $12,489
Less-accumulated amortization                    8,961            9,269
-----------------------------------------------------------------------
                                               $ 2,031          $ 3,220
=======================================================================

Rental expense for all operating leases was $129.7 million, $128.6 million and $124.2 million for fiscal 1997, 1996 and 1995, respectively.

Following is a schedule of the future minimum rental commitments under all noncancelable leases as of October 3, 1997:

Fiscal Year                                          Operating         Capital
-------------------------------------------------------------------------------
                                                          (in thousands)
    1998                                             $151,578         $  982
    1999                                               84,681            802
    2000                                               71,076            652
    2001                                               63,361            275
    2002                                               49,743            148
    Subsequent years                                  144,362            115
-------------------------------------------------------------------------------
Total minimum rental obligations                     $564,801          2,974
=============================================================

Less-amount representing interest                                        359
-------------------------------------------------------------------------------

Present value of capital leases                                        2,615
Less-current portion                                                     705
-------------------------------------------------------------------------------
Noncurrent obligations under capital leases                           $1,910
===============================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has capital commitments of approximately $20 million at October 3, 1997 in connection with several long-term concession contracts at stadiums and arenas. The Company is party to certain claims and litigation arising in the ordinary course of business. The Company believes it has meritorious defenses to these claims and is of the opinion that adequate reserves have been provided for the ultimate resolution of these matters.

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

                                     1997                1996             1995
                                  ------------      -------------      ---------
                                                  (in thousands)
Revenues                           $3,464,051          $3,200,388     $2,975,397
Cost of services provided           3,256,787           3,024,136      2,808,554
Net income                             20,690              15,503         14,749


                                      1997               1996
                                   -----------     --------------
                                          (in thousands)

Current assets                     $  407,978        $   395,243
Noncurrent assets                   1,558,010          1,630,023
Current liabilities                   507,179            495,147
Noncurrent liabilities              1,333,759          1,419,648

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. QUARTERLY RESULTS (Unaudited):

The following table summarizes quarterly financial data for fiscal 1997 and 1996:

                                                               Fiscal Quarter
                                       --------------------------------------------------------
1997                                      First       Second(1)        Third       Fourth(2)          Year
------------------------------------------------------------------------------------------------------------
                                                    (in thousands, except earnings per share)
Revenues                               $1,686,751    $1,458,017     $1,531,614     $1,634,035     $6,310,417
Cost of services provided               1,540,226     1,336,421      1,384,834      1,453,921      5,715,402
Net income                                 27,655        87,952         30,134            367        146,108
Earnings per share:
   Net income                                $.61         $1.95           $.69           $.01          $3.28


                                                               Fiscal Quarter
                                        -------------------------------------------------------
1996                                      First        Second          Third       Fourth             Year
-------------------------------------------------------------------------------------------------------------
                                                    (in thousands, except earnings per share)

Revenues                               $1,549,374    $1,464,626     $1,546,296     $1,562,204     $6,122,500
Cost of services provided               1,413,632     1,343,275      1,407,732      1,400,399      5,565,038
Income before extraordinary item           24,989        15,299         29,805         42,135        112,228
Extraordinary item (3)                          -         1,589          1,169              -          2,758
Net income                                 24,989        13,710         28,636         42,135        109,470
Earnings per share:
   Income before extraordinary item          $.52          $.32           $.64           $.92          $2.37
   Net income                                $.52          $.28           $.61           $.92          $2.31

(1)   Fiscal 1997 second quarter results reflect the sale of Spectrum (See
      Note 2).
(2) Fiscal 1997 fourth quarter results reflect charges primarily related to asset realization (See Note 2).
(3)   See Note 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BUSINESS SEGMENTS:

The Company provides or manages services in the following business segments:

Food and Support Services - Food, refreshment, specialized dietary and support services, including maintenance and housekeeping, provided to business, educational, governmental and medical institutions and in recreational and other facilities serving the general public. Fiscal 1997 operating income includes charges of approximately $30 million related primarily to asset realization (See
Note 2). The 1995 segment operating results were adversely impacted by the Major League Baseball and National Hockey League strikes in the U.S. and Canada. Additionally, the fiscal 1995 segment operating results were adversely impacted by a decrease in average attendance at Major League Baseball games subsequent to the resumption of the season in April 1995. Had the hockey strike and baseball situation not occurred, it is estimated that segment reported results for revenues and operating income would have been approximately 2% and 10% greater in fiscal 1995. Also, total Company operating income and income before extraordinary items would have been approximately 5% and 8% higher in fiscal 1995, respectively.

Uniform and Career Apparel - Rental of personalized work apparel and linens for business and institutions on a contract basis and the direct marketing of work clothing, safety equipment and accessories. Fiscal 1997 operating income includes a $9 million gain on the sale of an investment and charges of approximately $6 million, related primarily to asset realization (See Note 2). Fiscal 1996 operating income includes the $37 million gain on the sale of a division and charges of approximately $5 million related to changes in estimates regarding asset realization and environmental matters (See Note 2). The divested division was not material to segment revenues and contributed approximately 5% of fiscal 1995 segment operating income.

Health and Educational Resources - Provider of educational and child care services at both company operated and customer facilities. In 1997 the Company sold an approximate 83% interest in Spectrum, a provider of general management and specialized services to emergency rooms, and other hospital specialties, and medical services to correctional institutions (See Note 2). The Spectrum operations contributed 29%, 63% and 64% of segment revenues and 4%, 32% and 35% of segment operating income in fiscal 1997, 1996 and 1995, respectively. Fiscal 1997 operating income includes the gain of $72 million from the sale of Spectrum. Fiscal 1996 operating income includes charges of approximately $13 million for insurance claims and real estate exposures (See Note 2).

Distributive - Wholesale distribution of magazines and other published materials to retail locations patronized by the general public. In fiscal 1997 and 1996, the Distributive Segment operating results were severely impacted by higher operating costs related to servicing customers and reduced margins resulting from increased competition and consolidation in the magazine wholesale distribution industry. As a result of management's plans to reposition the distributive business, and the resultant changes in estimates of future cash flows, fiscal 1997 includes charges of approximately $34 million related to asset realization (See Note 2).

Revenues by segment are substantially comprised of services to unaffiliated customers and clients. Operating income reflects expenses directly related to individual segments plus an allocation of expenses applicable to more than one segment. General corporate expenses include expenses not specifically identifiable with an individual segment. The increase in fiscal 1996 General Corporate expenses is due primarily to reserves established for asset realization, legal and other matters (See Note 2). Direct selling expenses are approximately 1% of revenues for fiscal 1997, 1996 and 1995. Corporate assets consist principally of goodwill not allocable to any individual segment and other noncurrent assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           Revenues                            Depreciation and Amortization
                             ---------------------------------------     --------------------------------------
                                1997          1996           1995           1997           1996        1995
                             ----------    ----------     ----------     ----------     ----------    ---------
                                                                (in millions)
Food and Support
   Services                    $4,131.4      $3,816.0       $3,521.2       $100.2       $ 96.5        $ 89.7
Uniform and Career
   Apparel                      1,252.2       1,049.2          893.4         58.4         52.2          40.7
Health and Educational
   Resources                      466.0         781.0          742.9         18.2         19.6          18.2
Distributive                      460.8         476.3          443.1         12.3          8.3           3.5
Corporate                             -             -              -          2.6          6.2           4.8
                               --------      --------       --------       ------       ------        ------
            Total              $6,310.4      $6,122.5       $5,600.6       $191.7       $182.8        $156.9
                               ========      ========       ========       ======       ======        ======


                                                                          Operating Income
                                                        -------------------------------------------------------
                                                                           (in millions)

                                                           1997             1996                   1995
                                                           -----           -----                  ------
Food and Support Services                               $170.4             $166.9                 $138.9
Uniform and Career Apparel                               124.0              140.2                   99.3
Health and Educational Resources                         103.5               26.8                   27.3
Distributive                                             (49.6)              (6.0)                  26.8
                                                         -----             ------                 ------
                                                         348.3              327.9                  292.3

General Corporate and Other Expenses                     (16.4)             (32.7)                 (15.3)
                                                        ------            -------                 ------

Operating Income                                         331.9              295.2                  277.0
Interest Expense, Net                                   (116.0)            (116.0)                (109.4)
                                                        ------            -------                 ------

Income Before Income Taxes
   and Extraordinary Item                               $215.9             $179.2                 $167.6
                                                        ======             ======                 ======




                                           Capital Expenditures                       Identifiable Assets
                                  -------------------------------------       ----------------------------------
                                  1997          1996           1995            1997        1996           1995
                                 ------        ------         ------          ------      ------         -----
                                                                    (in millions)
Food and Support
    Services                     $ 97.3        $ 99.5        $ 128.2        $1,258.8      $1,286.4      $1,264.5
 Uniform and Career
    Apparel                        66.7          57.7           66.7         1,042.0       1,000.8         891.2
Health and Educational
    Resources                      36.0          39.2           26.6           210.4         308.3         272.0
Distributive                        1.5           4.6            3.9           138.0         174.1         131.5
Corporate                            .5           1.0            4.3           104.4          75.2          84.1
                                 ------        ------         ------        --------      --------      --------
                                 $202.0        $202.0         $229.7        $2,753.6      $2,844.8      $2,643.3
                                 ======        ======         ======        ========      ========      ========


Most services are provided in the United States, with operations also being conducted in Belgium, Canada, the Czech Republic, Germany, Hungary, Japan, Korea, Mexico, Spain and the United Kingdom. The Company's non-U.S. operations for each year contributed approximately 15% of total revenues and 8% of total operating income (excluding the effect of other expense/income), and identifiable assets for these operations were approximately 9% of the total.

                      ARAMARK CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               ARAMARK CORPORATION
                                 BALANCE SHEETS
                     OCTOBER 3, 1997 AND SEPTEMBER 27, 1996
                                 (in thousands)

                                     ASSETS
                                     ------

                                                                              1997                     1996
                                                                        -------------               ---------
Current Assets:
         Receivables                                                    $       1,186               $   1,946
         Inventories                                                               23                     289
         Prepayments                                                            2,880                   1,817
                                                                           ----------                --------

                  Total current assets                                          4,089                   4,052
                                                                           ----------                --------

Property & Equipment, net                                                       5,671                  10,819

Investment in Subsidiaries                                                    977,599                 838,439

Notes Receivable from ARAMARK Services, Inc.                                  100,000                 100,000

Other Assets                                                                    2,274                   2,126
                                                                           ----------                --------

                                                                           $1,089,633                $955,436
                                                                           ==========                ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                        ------------------------------------

Current Liabilities:
         Accounts payable                                                  $   22,238                $ 17,013
         Accrued expenses                                                      14,924                  17,289
                                                                           ----------                --------

                  Total current liabilities                                    37,162                  34,302
                                                                           ----------                --------

Long-Term Borrowings                                                          129,029                 161,189

Other Noncurrent Liabilities                                                   65,264                  63,172

Payable to Subsidiaries                                                       464,877                 381,958

Common Stock Subject to Potential Repurchase Under
  Provisions of Shareholders' Agreement                                        23,254                  18,614

Shareholders' Equity Excluding Common Stock
  Subject to Repurchase:
         Class A common stock, par value $.01                                      20                      20
         Class B common stock, par value $.01                                     205                     227
         Earnings retained for use in the business                            394,090                 309,437
         Cumulative translation adjustment                                     (1,014)                  5,131
         Impact of potential repurchase feature of
          common stock                                                        (23,254)                (18,614)
                                                                           ----------                --------
                  Total                                                       370,047                 296,201
                                                                           ----------                --------

                                                                           $1,089,633                $955,436
                                                                           ==========                ========

The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                               ARAMARK CORPORATION
                              STATEMENTS OF INCOME
         FOR THE FISCAL YEARS ENDED OCTOBER 3, 1997, SEPTEMBER 27, 1996
                             AND SEPTEMBER 29, 1995
                                 (in thousands)

                                                                   1997              1996             1995
                                                                ---------         ----------       -------
Equity in Net Income of Subsidiaries                             $146,108          $109,470       $ 93,503
                                                                 --------          --------       --------

Management Fee Income                                              35,342            49,677         56,360
                                                                 --------        ----------      ---------

General and Administrative Expenses                                27,320            39,425         39,322
                                                                 --------         ----------     ---------

Interest (Income) Expense -

             Intercompany interest income                          (8,663)           (8,477)       (16,532)
             Interest expense                                      16,685            18,729         25,916
                                                                 --------          --------       --------

Interest Expense, net                                               8,022            10,252          9,384
                                                                 --------          --------       --------

             Income before income taxes                           146,108           109,470        101,157

Provision for Income Taxes                                             -                 -           3,062
                                                                 --------          --------       --------

Income Before Extraordinary Item                                  146,108           109,470         98,095

Extraordinary Item Due to Early Extinguishments
  of Debt (net of income taxes of $3,062 in 1995)                       -                 -          4,592
                                                                 --------          --------       --------


             Net income                                          $146,108          $109,470        $93,503
                                                                 ========          ========        =======


   The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                               ARAMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
         FOR THE FISCAL YEARS ENDED OCTOBER 3, 1997, SEPTEMBER 27, 1996
                             AND SEPTEMBER 29, 1995
                                 (in thousands)


                                                                          1997            1996             1995
                                                                       ----------      ----------       -------
Cash flows from operating activities:
      Net income                                                       $ 146,108        $109,470        $  93,503
      Equity in net income of subsidiaries                              (146,108)       (109,470)         (93,503)
      Extraordinary item                                                     -               -              4,592
      Other, primarily noncash working capital                            (6,204)            445          (22,264)
                                                                     -----------       ----------        --------

Net cash provided by (used in) operating activities                       (6,204)            445          (17,672)
                                                                     -----------       ----------        --------

Cash flows from investing activities:
      Purchases of property and equipment                                   (469)           (968)          (4,258)
      Other                                                                 (322)          3,474              119
                                                                     -----------       ----------        --------

Net cash provided by (used in) investing activities                         (791)          2,506           (4,139)
                                                                     -----------       ----------        --------


Cash flows from financing activities:
      Payment of long-term borrowings including
          premiums                                                       (32,160)        (4,225)        (131,250)
      Change in notes receivable from
         ARAMARK Services, Inc.                                          -                  -            125,000
      Change in intercompany payable to
         subsidiaries                                                     90,280         49,600           47,811
      Redemption of preferred stock                                      -               (6,359)          (1,984)
      Proceeds from issuance of common stock                              14,338         13,949            9,718
      Repurchase of common stock                                         (65,463)       (54,849)         (26,435)
      Payment of preferred stock dividend                                -               (1,067)          (1,049)
                                                                     -----------       ----------        --------


Net cash provided by (used in) financing activities                        6,995         (2,951)          21,811
                                                                     -----------       ----------        --------


Change in cash                                                      $      -           $    -          $   -
                                                                    ============       ==========      ==========



      The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                               ARAMARK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


    Note 1.

             These statements should be read in conjunction with the Company's consolidated financial statements and notes thereto beginning on page S-3.

             Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis.

             Other noncurrent liabilities consist primarily of deferred compensation and subordinated installment notes arising from repurchases of common stock.




    Note 2.

             The Company has guaranteed certain obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, primarily those incurred pursuant to the Credit Agreement borrowings. See Note 4 to the Company's consolidated financial statements. Total guarantees were $1.1 billion on October 3, 1997.

                      ARAMARK CORPORATION AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
         FOR THE FISCAL YEARS ENDED OCTOBER 3, 1997, SEPTEMBER 27, 1996
                             AND SEPTEMBER 29, 1995


                                                                     Additions                     Reductions
                                                            -------------------------     ---------------------------
                                             Balance,       Acquisition                   Divestiture    Deductions       Balance,
                                          Beginning of          of         Charged to         of            from           End of
    Description                            Fiscal Year      Businesses       Income       Businesses      Reserves(1)    Fiscal Year
    -----------                           ------------      -----------    ----------     ----------     ----------      -----------
                                          - - - - - - - -- - - - - - -  - - -  (in  thousands)  - - - -  - - - - - - - - - - - - - -
    Fiscal Year 1997
    ----------------

    Reserve for doubtful accounts,
    advances & current notes receivable     $16,973           $141         $16,287          $1,988         $8,255         $23,158
                                            =======           ====         =======          ======         ======         =======



    Fiscal Year 1996
    ----------------

    Reserve for doubtful accounts,
    advances & current notes receivable     $15,996           $831          $6,875          $   -          $6,729         $16,973
                                            =======           ====          ======          ==========     ======         =======




    Fiscal Year 1995
    ----------------

    Reserve for doubtful accounts,
    advances & current notes receivable     $12,423         $3,828          $6,357          $   -          $6,612          $15,996
                                            =======         ======          ======          ==========     ======          =======

    (1) Allowances granted and amounts determined not to be collectible.

9710KEXH.01





                                INDEX TO EXHIBITS


         3.1 Restated Certificate of Incorporation is incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended December 29, 1995.

         3.2 Corporate By-laws, as amended, are incorporated by reference to the Company's Registration Statement on Form S-8 (No. 33-14365).

         4.1 Amended and Restated Stockholders' Agreement is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

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

         10.6 Agreement relating to employment and post-employment competition dated June 7, 1993 with L. Frederick Sutherland.*

         10.8         Credit and Guaranty Agreement dated as of May 29, 1996.*

         11           Computation of Earnings Per Share.

         12           Ratio of Earnings to Fixed Charges.

         21           Subsidiaries of Registrant.

         23           Consent of Arthur Andersen LLP,  Independent Public
                      Accountants.

         24           Powers of Attorney.

         27           Financial Data Schedule.




*Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1996.