Form 10-Q
period 1998-01-02
ARAMARK CORP
filed 1998-02-17
CIK 757523

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended January 2, 1998     Commission file number 1-8827
                               ----------------                           ------


                              ARAMARK CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                   23-2319139
------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                 Identification Number)


            ARAMARK Tower
         1101 Market Street
    Philadelphia, Pennsylvania                         19107
------------------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)


                                (215) 238-3000
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X         No
                             -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at January 30, 1998:     1,966,211
Class B common stock outstanding at January 30, 1998:    22,055,634
------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     ARAMARK CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                (In Thousands)

                                    ASSETS

                                                                                   January 2,        October 3,
                                                                                     1998               1997
                                                                                  -----------       -----------
Current Assets:
       Cash and cash equivalents                                                  $    21,433       $    27,352
       Receivables                                                                    542,467           517,035
       Inventories, at lower of cost or market                                        376,913           366,515
       Prepayments and other current assets                                           127,431            67,314
                                                                                  -----------       -----------

              Total current assets                                                  1,068,244           978,216
                                                                                  -----------       -----------

Property and Equipment, net                                                           865,663           867,176

Goodwill                                                                              629,355           623,841

Other Assets                                                                          277,100           284,346
                                                                                  -----------       -----------

                                                                                  $ 2,840,362       $ 2,753,579
                                                                                  ===========       ===========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Current maturities of long-term borrowings                                 $    25,393       $    18,517
       Accounts payable                                                               397,618           459,847
       Accrued expenses and other liabilities                                         514,672           458,387
                                                                                  -----------       -----------

              Total current liabilities                                               937,683           936,751
                                                                                  -----------       -----------

Long-Term Borrowings                                                                1,283,683         1,213,944
Deferred Income Taxes and Other Noncurrent Liabilities                                199,458           209,583

Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                                               24,396            23,254

Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
       Class A common stock, par value $.01                                                20                20
       Class B common stock, par value $.01                                               208               205
       Earnings retained for use in the business                                      421,401           394,090
       Cumulative translation adjustment                                               (2,091)           (1,014)
       Impact of potential repurchase feature of
         common stock                                                                 (24,396)          (23,254)
                                                                                  -----------       -----------

              Total                                                                   395,142           370,047
                                                                                  -----------       -----------

                                                                                  $ 2,840,362       $ 2,753,579
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

                     ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                   (In Thousands, Except Per Share Amounts)


                                                    For the Three Months Ended
                                                    --------------------------
                                                    January 2,     December 27,
                                                      1998             1996
                                                   ----------       ----------

Revenues                                           $1,590,661       $1,686,751
                                                   ----------       ----------


Costs and Expenses:

       Cost of services provided                    1,441,708        1,540,226
       Depreciation and amortization                   47,450           48,606
       Selling and general corporate expenses          22,350           21,190
                                                   ----------       ----------

                                                    1,511,508        1,610,022
                                                   ----------       ----------

       Operating income                                79,153           76,729

Interest Expense, net                                  25,762           30,484
                                                   ----------       ----------

       Income before income taxes                      53,391           46,245

Provision for Income Taxes                             23,314           18,590
                                                   ----------       ----------

       Net income                                  $   30,077       $   27,655
                                                   ==========       ==========


Earnings Per Share:
       Basic                                             $.74             $.65
                                                         ====             ====

       Diluted                                           $.70             $.62
                                                         ====             ====





The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ARAMARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                (In Thousands)



                                                      For the Three Months Ended
                                                      --------------------------
                                                      January 2,   December 27,
                                                         1998           1996
                                                      ---------     ---------

Cash flows from operating activities:
     Net income                                       $  30,077     $  27,655
     Adjustments to reconcile net income to net
       cash used in operating activities:
           Depreciation and amortization                 47,450        48,606
           Income taxes deferred                          1,708        (1,619)
     Changes in noncash working capital                (132,343)     (142,276)
     Other operating activities                          (6,543)       (1,725)
                                                      ---------     ---------


Net cash used in operating activities                   (59,651)      (69,359)
                                                      ---------     ---------

Cash flows from investing activities:
     Purchases of property and equipment                (24,935)      (32,590)
     Disposals of property and equipment                  5,629         3,330
     Sale of investments                                  3,718          --
     Divestiture of certain businesses                   19,291          --
     Acquisition of certain businesses                   (9,175)       (4,093)
     Other investing activities                          (5,977)       (1,255)
                                                      ---------     ---------

Net cash used in investing activities                   (11,449)      (34,608)
                                                      ---------     ---------
Cash flows from financing activities:
     Proceeds from additional long-term borrowings       69,047       141,443
     Payment of long-term borrowings                     (2,164)      (24,567)
     Repurchase of stock                                 (3,300)      (16,335)
     Other financing activities                           1,598           688
                                                      ---------     ---------
Net cash provided by financing activities                65,181       101,229
                                                      ---------     ---------

Decrease in cash and cash equivalents                    (5,919)       (2,738)

Cash and cash equivalents, beginning of period           27,352        25,283
                                                      ---------     ---------
Cash and cash equivalents, end of period              $  21,433     $  22,545
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


(2)      CAPITAL STOCK:

         During the first quarter of fiscal 1998, pursuant to the ARAMARK Ownership Program, employees purchased 472,352 shares or $6.4 million of Class B Common Stock for $1.6 million cash plus $4.8 million of deferred payment obligations.


(3)      SUPPLEMENTAL CASH FLOW INFORMATION:

         The Company made interest payments of $29.5 million and $27.7 million and income tax payments of $5.4 million and $5.5 million during the first quarter of fiscal 1998 and 1997, respectively. During the first quarter of fiscal 1998, the Company purchased $4.5 million of its Class B Common Stock, issuing $1.2 million in subordinated installment notes as partial consideration.


(4)      ARAMARK SERVICES, INC. AND SUBSIDIARIES:

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

                                             For the Three Months Ended
                                             --------------------------
                                             January 2,      December 27,
                                                1998            1996
                                             ----------      ------------
                                                     (in millions)
         Revenues                            $    922.8      $    903.3
         Cost of services provided                861.5           847.8
         Net income                                13.3             9.0

                                             January 2,      October 3,
                                                1998           1997
                                             ----------      ------------
                                                    (in millions)
         Current assets                      $    433.4      $    408.0
         Noncurrent assets                      1,616.8         1,558.0
         Current liabilities                      519.5           507.2
         Noncurrent liabilities                 1,393.1         1,333.8

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(5)      EARNINGS PER SHARE:

         In fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Earnings per share is reported on a Common Stock, Class B equivalent basis (which reflects Common Stock, Class A shares converted to a Class B basis, ten for one). Basic earnings per share is based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Earnings per share for prior periods have been restated to conform with the requirements of SFAS No. 128. Earnings applicable to common stock and common shares utilized in the calculation of basic and diluted earnings per share are as follows:

                                                                     Three Months Ended
                                                                 ---------------------------
                                                                 January 2,     December 27,
                                                                    1998             1996
                                                                  -------          -------
                                                            (in thousands, except per share data)
         Earnings:
           Net income                                             $30,077          $27,655
                                                                  =======          =======

         Shares:
           Weighted average number of common
              shares outstanding used in basic
              earnings per share calculation                       40,737           42,344

           Impact of potential exercise opportunities
              under the ARAMARK Ownership Plan                      2,474            2,610
                                                                  -------          -------

             Total common shares used in diluted
                 earnings per share calculation                    43,211           44,954
                                                                  =======          =======

         Basic earnings per common share                          $   .74          $   .65
                                                                  =======          =======

         Diluted earnings per common share                        $   .70          $   .62
                                                                  =======          =======

(6)      SUBSEQUENT EVENT:

         In January 1998, the Company replaced its existing $1 billion credit facility with a new $1.4 billion credit facility. The new facility matures on March 31, 2005, with commitment reductions of $100 million in March 2000 and $150 million in March 2001 and March 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Overview

Revenues were $1.6 billion for the first quarter of fiscal 1998 versus $1.7 billion in the first quarter of fiscal 1997. The decrease is due to the sale of Spectrum in the second quarter of fiscal 1997. Excluding Spectrum, revenues increased 2% over the prior year period. First quarter 1998 revenues were affected by the calendarization of the Company's accounting period. The full impact of the December holiday season, which typically has a reduced level of activity, is reflected fully in the first quarter of fiscal 1998 whereas, in the prior year, the holiday impact was split between the first and second quarters of fiscal 1997. First quarter operating income of $79.2 million was $2.4 million or 3% higher than the prior year period. Excluding the operating results of Spectrum, operating income increased 10% over the prior year period due to increased earnings in the Food and Support Services, Uniform and Career Apparel and Health and Educational Resources segments, and a reduced operating loss in the Distributive segment. The Company's operating margin increased to 5.0% from 4.5% due to improved cost controls and leveraging of fixed costs, primarily in the Food and Support Services segment. Interest expense, net decreased $4.7 million or 15% from the prior year due to lower debt levels and interest income received from the settlement of a contract dispute. The effective income tax rate increased to 43.7% in the first quarter of fiscal 1998 versus 40.2% in the prior year period due to permanent book/tax differences.

Segment Results

Revenues - Food and Support Services segment revenues increased 2% over the prior year period due to new accounts (approximately 2%) and increased volume net of the calendarization effect described above (approximately 2%), partially offset by the unfavorable impact of foreign currency translation (approximately 2%). Uniform and Career Apparel segment revenues increased 6% over the prior year period due to increased volume in both the uniform rental and direct marketing businesses. Health and Educational Resources segment revenues, excluding the Spectrum operations, increased 10% over the prior year period due to enrollment growth, pricing and new locations at Children's World. Distributive segment revenues decreased 6% from the prior year period due to the net impact of recent acquisition and divestiture activity and a decrease in base business.

Operating Income - Food and Support Services segment operating income increased 16% over the prior year period due to the increased revenues noted above and effective cost controls. Uniform and Career Apparel segment operating income increased 7% due to a gain on the sale of assets. Excluding the asset gain, operating income in the Uniform and Career Apparel segment decreased 4% from the prior year period due to increased operating costs in the direct marketing businesses, partially offset by increased revenues.
Health and Educational Resources segment operating income, excluding the operating results of Spectrum, increased 28% over the prior year period due to the revenue increases at Children's World. The Distributive segment incurred an operating loss of $1.5 million versus an operating loss of $2.3 million in the comparable prior year period. Results continue to be impacted by the high costs of servicing customers and reduced volume and margins resulting from the increased competition and consolidation in the magazine wholesale distribution industry. The Company continues to implement its plan to improve operating results in the Distributive segment through selected acquisitions in certain geographic areas, the divestiture of certain operations and initiatives to increase volume and margins and reduce costs. The impact of these initiatives is uncertain at this time and the Company projects that the Distributive segment will incur an operating loss for fiscal 1998.

FINANCIAL CONDITION

The Company's indebtedness increased $76.6 million in the first three months of fiscal 1998, principally to finance seasonal working capital needs and capital additions.

In January 1998, the Company replaced its existing $1 billion credit facility with a new $1.4 billion credit facility. The new facility matures on March 31, 2005, with commitment reductions of $100 million in March 2000 and $150 million in March 2001 and March 2002. Currently, the Company has approximately $1.1 billion of unused committed credit availability under its credit facilities, which management believes, along with cash flows from operations, is sufficient to fund operating requirements.

The Company has announced a plan of recapitalization (Share 100) which involves more closely aligning management stockholders' investment interests with the performance of the Company's business group for which they work and the repurchase of all outstanding Class A Common Stock shares held by outside stockholders and approximately 30% of the shares owned by its employee benefit plans. Share 100 requires the approval of stockholders and is more fully described in a proxy statement filed with the Securities and Exchange Commission. Certain outside stockholders have filed suit to prevent the implementation of Share 100 and on February 5, 1998, the Delaware Chancery Court granted the plantiff's motion and subsequently issued a preliminary injunction (see Part II, Item 1 - Legal Proceedings for additional information regarding this matter). As a result, the implementation of Share 100 has been postponed and the Company is appealing the injunction.

                          PART II - OTHER INFORMATION

Item 1:    Legal Proceedings


           On January 14, 1998, Metropolitan Life Insurance Company ("MetLife"), a holder of the Company's Class A Stock, commenced a proceeding by filing a complaint (the "MetLife Complaint") against the Company and each of its directors (the "Directors") in the Court of Chancery of the State of Delaware in and for New Castle County. The MetLife Complaint alleged, among other things, that the Company's plan of recapitalization (Share 100) was a discriminatory reclassification that was allegedly approved by the Company's Directors in breach of their fiduciary duties at a price that MetLife asserts was unfair to the Company's Class A shareholders who would be cashed out in Share
           100. The MetLife Complaint also asserted that the Company's Directors had failed to provide adeqate disclosure in connection with Share
           100. The MetLife Complaint sought a preliminary injunction enjoining the consummation and closing of Share 100 and monetary damages.

           On January 30, 1998, MetLife filed an amended complaint that added certain additional allegations relating to the sufficiency of the disclosure of the valuation methodology, including the use of a so-called "private company discount," in the Company's proxy materials.

           On February 2, 1998, two additional actions were commenced by certain Class A shareholders in the Delaware Chancery Court, one of which purports to be brought on behalf of a class of all Class A shareholders that would receive cash in connection with Share 100. The complaints in these actions alleged claims substantially similar to those asserted in the MetLife Complaint, plus certain additional alleged disclosure deficiencies in connection with Share 100.

           On February 5, 1998, following expedited discovery, briefing and argument on MetLife's motion for a preliminary injunction, the Chancery Court found that the Company's Directors' decision to adopt Share 100, at this preliminary stage of the proceedings, should be reviewed under the business judgment rule and that the Directors were independent and disinterested and had acted with due care in the sense of "carefully evaluating this business plan and deciding on the merits." The Court further determined, however, that the application of a "private company discount" in evaluating the fairness of the price being paid to outside shareholders in the context of a "cashout" recapitalization was inconsistent with Delaware law, although the Court recognized that "whether a private company discount is permissible has not been directly decided." The Court also noted certain disclosure concerns related to the private company discount issue. For these principal reasons, on February 10, 1998, the Court issued an order preliminarily enjoining proceeding with, voting on, consummating or closing the Share 100 recapitalization transaction and permitting the Company to make supplemental disclosures.

           The day before the injunction order was entered, on February 9, 1998, the Court of Chancery issued an order that allowed the Company to convene the annual meeting of stockholders on February 10, 1998 for the purpose of adjourning the meeting to a date 30 days from the date of the meeting.

           On February 10, 1998, the Chancery Court granted the Company's application for certification of an appeal to the Delaware Supreme Court of the Chancery Court's order granting the injunction on the grounds, among others, that the Court's decision on the private company discount issue concerned unsettled issues of Delaware law and because an immediate expedited appeal would serve the considerations of justice and could make further proceedings unnecessary.

           On February 12, 1998, the Supreme Court of Delaware issued an order accepting the Company's appeal and setting an expedited briefing schedule.

Items 2 through 4 are not applicable.

Item 5:    None


Item 6:    Exhibits and Reports on Form 8-K

           (a)   (1)  Exhibit 27 - Financial Data Schedule

           (b)   None

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ARAMARK CORPORATION




February 16, 1998                            s/Alan J. Griffith
                                             -----------------------------
                                             Alan J. Griffith
                                             Vice President, Controller
                                             and Chief Accounting Officer