Form 10-Q
period 1998-04-03
ARAMARK CORP
filed 1998-05-15
CIK 757523

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended April 3, 1998      Commission file number 1-8827
                               -------------                             ------


                              ARAMARK CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                            23-2319139
------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)


         ARAMARK Tower
         1101 Market Street
         Philadelphia, Pennsylvania                              19107-2988
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

                                            Yes   X        No
                                                 ---           ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class A common stock outstanding at May 1, 1998:    1,898,887
Class B common stock outstanding at May 1, 1998:   21,245,204
------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     ARAMARK CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                (In Thousands)

                                                     ASSETS
                                                                                           April 3,                October 3,
                                                                                             1998                     1997
                                                                                         -----------              -----------
Current Assets:
       Cash and cash equivalents                                                         $    33,737              $    27,352
       Receivables                                                                           548,966                  517,035
       Inventories, at lower of cost or market                                               370,671                  366,515
       Prepayments and other current assets                                                  103,215                   67,314
                                                                                         -----------              -----------

              Total current assets                                                         1,056,589                  978,216
                                                                                         -----------              -----------

Property and Equipment, net                                                                  861,699                  867,176
Goodwill                                                                                     610,611                  623,841
Other Assets                                                                                 276,940                  284,346
                                                                                         -----------              -----------

                                                                                         $ 2,805,839              $ 2,753,579
                                                                                         ===========              ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Current maturities of long-term borrowings                                        $    14,341              $    18,517
       Accounts payable                                                                      438,882                  459,847
       Accrued expenses and other liabilities                                                509,277                  458,387
                                                                                         -----------              -----------

              Total current liabilities                                                      962,500                  936,751
                                                                                         -----------              -----------

Long-Term Borrowings                                                                       1,210,822                1,213,944
Deferred Income Taxes and Other Noncurrent Liabilities                                       211,487                  209,583
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                                                      24,885                   23,254

Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
       Class A common stock, par value $.01                                                       19                       20
       Class B common stock, par value $.01                                                      215                      205
       Earnings retained for use in the business                                             423,089                  394,090
       Cumulative translation adjustment                                                      (2,293)                  (1,014)
       Impact of potential repurchase feature of
         common stock                                                                        (24,885)                 (23,254)
                                                                                         -----------              -----------

              Total                                                                          396,145                  370,047
                                                                                         -----------              -----------

                                                                                         $ 2,805,839              $ 2,753,579
                                                                                         ===========              ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                   (In Thousands, Except Per Share Amounts)

                                                      For the Three Months Ended         For the Six Months Ended
                                                      --------------------------         ------------------------
                                                      April 3,         March 28,         April 3,        March 28,
                                                        1998             1997             1998              1997
                                                    -----------      -----------       -----------      -----------
Revenues                                            $ 1,592,214      $ 1,458,017       $ 3,182,875      $ 3,144,768
                                                    -----------      -----------       -----------      -----------

Costs and Expenses:
       Cost of services provided                      1,461,334        1,336,421         2,903,042        2,876,647
       Depreciation and amortization                     49,552           47,174            97,002           95,780
       Selling and general corporate expenses            21,226           18,702            43,576           39,892
       Other expense (income), net                         --            (72,393)             --            (72,393)
                                                    -----------      -----------       -----------      -----------

                                                      1,532,112        1,329,904         3,043,620        2,939,926
                                                    -----------      -----------       -----------      -----------

       Operating income                                  60,102          128,113           139,255          204,842

Interest Expense, net                                    28,084           29,518            53,846           60,002
                                                    -----------      -----------       -----------      -----------

       Income before income taxes                        32,018           98,595            85,409          144,840

Provision for Income Taxes                               13,360           10,643            36,674           29,233
                                                    -----------      -----------       -----------      -----------

Income before Extraordinary Item                         18,658           87,952            48,735          115,607

Extraordinary Item due to Early Extinguishment
     of Debt (net of income taxes)                        1,559             --               1,559             --
                                                    -----------      -----------       -----------      -----------

       Net income                                   $    17,099      $    87,952       $    47,176      $   115,607
                                                    ===========      ===========       ===========      ===========

Earnings Per Share:

  Before Extraordinary Item:
      Basic                                         $       .45      $      2.06       $      1.18      $      2.72
      Diluted                                       $       .42      $      1.96       $      1.11      $      2.57

  Net Income:
      Basic                                         $       .41      $      2.06       $      1.14      $      2.72
      Diluted                                       $       .38      $      1.96       $      1.08      $      2.57

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     ARAMARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                (In Thousands)

                                                                      For the Six Months Ended
                                                                      ------------------------
                                                                  April 3,                March 28,
                                                                    1998                    1997
                                                                 ---------               ---------
Cash flows from operating activities:
     Net income                                                  $  47,176               $ 115,607
     Adjustments to reconcile net income to net
       cash used in operating activities:
           Depreciation and amortization                            97,002                  95,780
           Income taxes deferred                                     9,414                  (2,502)
           Extraordinary item                                        1,559                    --
     Changes in noncash working capital                            (45,536)               (106,049)
     Other operating activities                                     (8,841)                (73,965)
                                                                 ---------               ---------

Net cash provided by operating activities                          100,774                  28,871
                                                                 ---------               ---------
Cash flows from investing activities:
     Purchases of property and equipment                           (65,191)                (90,449)
     Disposals of property and equipment                            11,501                   6,642
     Sale of investments                                             5,779                    --
     Divestiture of certain businesses                              22,920                 108,884
     Acquisition of certain businesses                             (16,224)                 (8,836)
     Other investing activities                                    (21,178)                 (3,125)
                                                                 ---------               ---------
Net cash provided by (used in) investing activities                (62,393)                 13,116
                                                                 ---------               ---------

Cash flows from financing activities:
     Proceeds from additional long-term borrowings                  59,137                 133,524
     Payment of long-term borrowings including premiums            (72,634)               (144,253)
     Proceeds from issuance of common stock                         18,274                  12,718
     Repurchase of stock                                           (34,733)                (38,843)
     Other financing activities                                     (2,040)                 (1,548)
                                                                 ---------               ---------
Net cash used in financing activities                              (31,996)                (38,402)
                                                                 ---------               ---------
Increase in cash and cash equivalents                                6,385                   3,585
Cash and cash equivalents, beginning of period                      27,352                  25,283
                                                                 ---------               ---------

Cash and cash equivalents, end of period                         $  33,737               $  28,868
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


(2) OTHER INCOME:
    ------------

In January 1997, the Company sold an approximate 83% interest in its Spectrum Healthcare Services, Inc. subsidiary (Spectrum). Total consideration was approximately $158 million and included cash ($125 million), notes and a warrant. The transaction resulted in a pre-tax gain of $72.4 million, net of transaction costs and reserves established for indemnification of certain matters related to insurance, legal and other matters ($20 million), and is reflected as "other expense (income)" in the accompanying condensed consolidated statements of income. No income taxes were provided on the gain due to permanent differences in the underlying book and tax basis of Spectrum. In fiscal 1996, the business had approximately $500 million in annual revenues and a normalized operating margin of approximately 4%. Cash proceeds from the divestiture were used to repay borrowings under the Company's credit facility.


(3) LONG TERM BORROWINGS:
    --------------------

In January 1998, the Company replaced its existing $1 billion credit facility with a $1.4 billion credit facility. The new facility matures on March 31, 2005, with commitment reductions of $100 million in March 2000 and $150 million in March 2001 and March 2002.

In March 1998, the Company redeemed a $50 million 8% note due April 2002 for a premium resulting in an extraordinary item for debt extinguishment of $1.6 million (net of tax benefit of $1.0 million). On June 1, 1998 the Company will exercise its option to redeem its $100 million 8-1/2% subordinated notes at a price of 104.25% of the principal amount. The transaction will be financed through additional borrowings under its credit facility and will result in an extraordinary item on debt extinguishment of approximately $2.9 million, after tax, in the third quarter of fiscal 1998.


(4) CAPITAL STOCK:
    -------------

During the first six months of fiscal 1998, pursuant to the ARAMARK Ownership Program, employees purchased 2,316,996 shares or $30.3 million of Class B Common Stock for $18.3 million cash plus $12.0 million of deferred payment obligations.


(5) SUPPLEMENTAL CASH FLOW INFORMATION:
    ----------------------------------

The Company made interest payments of $53.1 million and $53.4 million and income tax payments of $29.8 million and $38.8 million during the first six months of fiscal 1998 and 1997, respectively. During the first six months of fiscal 1998, the Company purchased $44.2 million of its Class B Common Stock, issuing $9.4 million in subordinated installment notes as partial consideration.

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

                                               For the Three Months Ended             For the Six  Months Ended
                                            --------------------------------         ---------------------------
                                              April 3,            March 28,             April 3,        March 28,
                                               1998                  1997                1998             1997
                                            -----------          -----------         ------------      ---------
                                                                           (in millions)

       Revenues                                $958.5               $853.5              $1,881.3         $1,756.8
       Cost of services provided                901.5                804.5               1,763.0          1,652.4
       Net income                                 8.2                  5.5                  21.5             14.5

                                                                   April 3,                October 3,
                                                                    1998                      1997
                                                                 -----------             -------------
                                                                             (in millions)
       Current assets                                            $   441.2                $   408.0
       Noncurrent assets                                           1,584.4                  1,558.0
       Current liabilities                                           548.0                    507.2
       Noncurrent liabilities                                      1,332.1                  1,333.8

(7) EARNINGS PER SHARE:
    -------------------

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

                                                        Three Months Ended                 Six Months Ended
                                                        ------------------                 ----------------
                                                    April 3,        March 28,          April 3,          March 28,
                                                     1998             1997              1998               1997
                                                   --------       -----------         ---------           -------
                                                                   (in thousands, except per share data)
Earnings:
     Income before extraordinary item                $18,658         $87,952            $48,735           $115,607
                                                     =======         =======            =======           ========

Shares:
     Weighted average number of common
        shares outstanding used in basic
        earnings per share calculation                41,881          42,699             41,309             42,522

     Impact of potential exercise opportunities
       under the ARAMARK Ownership Plan                2,548           2,202              2,550              2,419
                                                     -------         -------           --------           --------

     Total common shares used in diluted
        earnings per share calculation                44,429          44,901             43,859             44,941
                                                     =======         =======           ========           ========

     Basic earnings per common share                    $.45           $2.06              $1.18              $2.72
                                                        ====           =====              =====              =====

     Diluted earnings per common share                  $.42           $1.96              $1.11              $2.57
                                                        ====           =====              =====              =====

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION
RESULTS OF OPERATIONS
---------------------

Overview
--------

Revenues of $1.6 billion for the second quarter and $3.2 billion for the six month period increased 9% and 1%, respectively, over the prior year periods. Second quarter 1998 revenues were favorably affected by the calendarization of the Company's accounting period. The full impact of the December holiday season, which typically has a reduced level of activity, was reflected fully in the first quarter of fiscal 1998 whereas, in the prior year, the holiday impact was split between the first and second quarters of fiscal 1997. Fiscal 1998 operating income for the three and six month periods was $60.1 million and $139.3 million, respectively, versus $128.1 million and $204.8 million, respectively, in fiscal 1997. Fiscal 1997 results include a gain of $72.4 million from the divestiture of Spectrum Healthcare Services, Inc. (Spectrum), which is reflected as "other expense (income)" in the condensed consolidated statements of income (see note 2 to the condensed consolidated financial statements). Excluding "other expense (income)" and the operating results of Spectrum, revenues and operating income increased 9% and 8%, respectively, for the second quarter and increased 6% and 9%, respectively, for the six months compared to the prior year periods. The Company's operating margin, excluding "other expense (income)", increased to 4.4% from 4.2% for the six month period due to improved cost controls and leveraging of fixed costs, primarily in the Food and Support Services segment. Interest expense, net for the three and six month periods decreased 5% and 10%, respectively, from the prior year periods due to lower debt levels and additionally, for the six month period, interest income received from the settlement of a contract dispute. The effective income tax rate for the three and six month periods was 41.7% and 42.9%, respectively, compared to 10.8% and 20.2%, in the comparable prior year periods. The prior year effective income tax rates were favorably impacted by a permanent difference in the book and tax basis of the divested Spectrum business (see note 2 to the condensed consolidated financial statements).

Segment Results
---------------

Revenues - Food and Support Services segment revenues for the three and six month periods increased 11% and 6%, respectively, over the prior year periods due to new accounts (approximately 5% and 3%, respectively), and increased volume, (approximately 7% and 4%, respectively), partially offset by the unfavorable impact of foreign currency translation (approximately 1%). Uniform and Career Apparel segment revenues for the three and six month periods increased 6% over the prior year periods due to increased volume in both the uniform rental and direct marketing businesses. Health and Educational Resources segment revenues, excluding the Spectrum operations, for the three and six month periods increased 12% and 11%, respectively, due to enrollment growth, pricing and new locations at Educational Resources. Distributive segment revenues increased 1% for the three months and decreased 3% for the six months versus the prior year periods due to the net impact of recent acquisition and divestiture activity and a decrease in base business.

Operating Income - Food and Support Services segment operating income increased 30% and 22% for the three and six month periods versus the prior year periods due to the increased revenues noted above and effective cost controls. Uniform and Career Apparel segment second quarter and six month operating income increased 6% versus the prior year periods due in part to a gain on the sale of assets. Excluding the gain, second quarter operating income increased 3% due to increased revenues, partially offset by increased operating costs in the direct marketing businesses. Operating income for the six month period, excluding the gain, decreased 1% due to higher operating costs in the direct marketing businesses, partially offset by increased revenues. Health and Educational Resources segment operating income for the three and six month periods, excluding the operating results of Spectrum, increased 14% and 19%, respectively, over the prior year periods due to the revenue increases at Educational Resources. The Distributive segment incurred operating losses of $6.4 million and $7.9 million, respectively, for the three and six month periods, compared to operating losses of $3.3 million and $5.6 million in the comparable prior year periods. The Company continues to implement its plan to improve operating results in the Distributive segment as a result of selected acquisitions in certain geographic areas, the divestiture of certain operations and through initiatives to increase volume and margins and reduce costs. The impact of these initiatives is uncertain at this time and the Company projects that the Distributive segment will incur an operating loss for fiscal 1998.

FINANCIAL CONDITION
-------------------

The Company's indebtedness decreased $7.3 million in the first six months of fiscal 1998. In January 1998, the Company replaced its existing $1 billion credit facility with a $1.4 billion credit facility. The new facility matures on March 31, 2005, with commitment reductions of $100 million in March 2000 and $150 million in March 2001 and March 2002. In March 1998, the Company redeemed a $50 million 8% note due April 2002 for a premium, resulting in an extraordinary item for debt extinguishment of $1.6 million (net of tax benefit of $1.0 million).

Currently, the Company has approximately $1.1 billion of unused committed credit availability under its credit facilities.

On May 15, 1998, the Company commenced a cash tender offer for all of its outstanding shares of Common Stock, Class A, (the "Class A Shares"), at a price of $500.00 per share, upon the terms and subject to the conditions set forth in the Company's Offer to Purchase dated May 15, 1998 (the "Offer"). As a result of the Offer the Company will not implement its proposed plan of recapitalization and litigation filed by certain outside stockholders in connection with the plan of recapitalization will be settled (see Part II, Item 1 - Legal Proceedings for additional information regarding this matter). The total amount of funds expected to be required by the Company to consummate the Offer is estimated to be approximately $553 million (assuming that 1.1 million of the Class A Shares are tendered). The Company plans to finance the Offer through a combination of available cash and borrowings under its credit facilities. Management believes that the Company has the ability to generate adequate amounts of cash from its operations to meet the Company's cash flow needs, including any increased interest expense as a result of additional indebtedness incurred in connection with the Offer.

On June 1, 1998 the Company will exercise its option to redeem its $100 million 8-1/2% subordinated notes at a price of 104.25% of the principal amount. The transaction will be financed through additional borrowings under its credit facility and will result in an extraordinary item on debt extinguishment of approximately $2.9 million, after tax, in the third quarter of fiscal 1998.

                          PART II - OTHER INFORMATION

Item 1:    Legal Proceedings
           -----------------

           As previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 2, 1998 (the "January 10-Q"), on February 12, 1998, the Supreme Court of Delaware issued an order accepting the Company's appeal of the interlocutory order of the Court of Chancery of the State of Delaware in and for New Castle County (the "Court") enjoining consummation of the Company's proposed recapitalization plan (the "Recapitalization Plan"). The order enjoining the consummation of the Recapitalization Plan (the "Preliminary Injunctions") was the result of a complaint filed on January 14, 1998 by Metropolitan Life Insurance Company ("MetLife") in the Court seeking to enjoin the consummation of the Recapitalization Plan (the "MetLife Action"). As previously disclosed in the January 10-Q, on February 2, 1998, two additional actions were commenced by certain holders of the Company's shares of Common Stock, Class A, par value $0.01 per share (the "Class A Shares"), against the Company and its Board of Directors, one of which was brought individually and as a purported class action on behalf of all similarly situated stockholders (the "Class Action") and the other of which was brought individually (the "Webb Action"). Both the complaint filed in connection with the Class Action and the complaint filed in connection with the Webb Action asserted claims and sought remedies that were substantially similar to those set forth in the complaint filed in connection with the MetLife Action.

           Following briefing in the Supreme Court of Delaware regarding the MetLife Action, the Class Action and the Webb Action, the Company determined that it would not proceed with the Recapitalization Plan, and on March 31, 1998 the interlocutory appeal to the Delaware Supreme Court was dismissed with the consent of the parties.

           On May 15, 1998, the Company commenced a cash tender offer for all of its outstanding Class A Shares at a price of $500.00 per share, upon the terms and subject to the conditions set forth in the Company's Offer to Purchase dated May 15, 1998 (the "Offer").

           In connection with the Offer, on May 15, 1998, the parties to the Class Action executed and filed with the Court a Stipulation and Agreement of Compromise and Settlement (the "Stipulation"), the terms of which were set forth in a Notice of Pendency of Class Action, Class Action Determination, Proposed Settlement of Class Action, Settlement Hearing and Right to Appear (the "Notice"). As set forth in the Notice, the Court has scheduled a hearing to be held on June 15, 1998, to determine whether the proposed settlement of the Class Action as described in the Notice is fair, reasonable and adequate and should be approved by the Court. The plaintiffs in each of the MetLife and the Webb Actions have agreed to dismiss their respective actions, upon consummation of the Offer, and the Company has agreed to pay their respective reasonable fees and expenses. If the settlement of the Class Action is approved, the Preliminary Injunctions will be vacated and each of the MetLife, Class and Webb Actions will be dismissed. The Court's approval of the settlement in the Class Action on the terms set forth in the Stipulation, including the vacating of the Preliminary Injunctions, is a condition to the Company's obligation to accept for payment, purchase or pay for any Class A Shares tendered in the Offer.

Item 2:    Not Applicable
           --------------

Item 3:    Not Applicable
           --------------

Item 4:    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           (a) Annual Meeting of Stockholders was held on February 10, 1998 and adjourned until March 12, 1998 when directors were elected. The meeting was reconvened on April 10, 1998 at which time it was adjourned.

           (b)  Not Applicable

           (c) There were 21,537,308 affirmative votes and 174,886 votes withheld or abstained with respect to the uncontested election of directors.

                See Item 1, Legal Proceedings, for additional information.

           (d)  See Item 1, Legal Proceedings.

Item 5:    Not Applicable
           --------------

Item 6:    Exhibits and Reports on Form 8-K
           ---------------------------------

           (a)  (1)   Exhibit 27 - Financial Data Schedule for the six months
                      ended April 3, 1998.

                (2),(3),(4)  Exhibit 27 - Restated Financial Data Schedules
                      pursuant to Item 601(c)(2)(iii) of Regulation S-K.

           (b)  None

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ARAMARK CORPORATION




May 15, 1998                                      /s/ Alan J. Griffith
                                                  ----------------------------
                                                  Alan J. Griffith
                                                  Vice President, Controller
                                                  and Chief Accounting Officer