Form 10-Q
period 1998-07-03
ARAMARK CORP
filed 1998-08-17
CIK 757523

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended July 3, 1998       Commission file number 1-8827
                               ------------                              ------


                              ARAMARK CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                Delaware                                23-2319139
-------------------------------------------------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)


     ARAMARK TOWER
     1101 Market Street
     Philadelphia, Pennsylvania                                   19107
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

                                                  Yes  X         No
                                                     ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at July 31, 1998:        827,976 *
Class B common stock outstanding at July 31, 1998:     21,052,979 *
-------------------------------------------------------------------------------


* Represents the number of shares outstanding on the date indicated and does not reflect the three-for-one stock split effective September 1, 1998. (See note 9 to the condensed consolidated financial statements).

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     ARAMARK CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                (In Thousands)

                                    ASSETS
                                    ------


                                                                                July 3,            October 3,
                                                                                 1998                 1997
                                                                                -------            ----------
Current Assets:
       Cash and cash equivalents                                             $    30,174          $     27,352
       Receivables                                                               543,511               517,035
       Inventories, at lower of cost or market                                   369,015               366,515
       Prepayments and other current assets                                       75,645                67,314
                                                                              ----------            ----------

              Total current assets                                             1,018,345               978,216
                                                                              ----------            ----------

Property and Equipment, net                                                      865,873               867,176
Goodwill                                                                         606,249               623,841
Other Assets                                                                     275,199               284,346
                                                                            ------------            ----------

                                                                              $2,765,666            $2,753,579
                                                                              ==========            ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
       Current maturities of long-term borrowings                           $     15,565         $      18,517
       Accounts payable                                                          412,653               459,847
       Accrued expenses and other liabilities                                    515,350               458,387
                                                                             -----------           -----------

              Total current liabilities                                          943,568               936,751
                                                                             -----------           -----------

Long-Term Borrowings                                                           1,730,487             1,213,944
Deferred Income Taxes and Other Noncurrent Liabilities                           197,556               209,583
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                                          20,000                23,254

Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
       Class A common stock, par value $.01                                           25                    20
       Class B common stock, par value $.01                                          633                   205
       Earnings retained for use in the business                                (102,714)              394,090
       Cumulative translation adjustment                                          (3,889)               (1,014)
       Impact of potential repurchase feature of
         common stock                                                            (20,000)              (23,254)
                                                                              ----------            ----------

              Total                                                             (125,945)              370,047
                                                                              ----------           ----------

                                                                              $2,765,666            $2,753,579
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


                                                                        ARAMARK CORPORATION AND SUBSIDIARIES
                                                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                                 (Unaudited)

                                                                  (In Thousands, Except Per Share Amounts)

                                                         For the Three Months Ended                   For the Nine Months Ended
                                                      --------------------------------            ---------------------------------
                                                        July 3,              June 27,                July 3,              June 27,
                                                         1998                  1997                   1998                  1997
                                                      ----------            ----------            ------------           ----------

Revenues                                              $1,634,325            $1,531,614             $4,817,200            $4,676,382
                                                      ----------            ----------             ----------            ----------

Costs and Expenses:

       Cost of services provided                       1,478,760             1,384,834              4,381,802             4,261,481
       Depreciation and amortization                      49,730                47,658                146,732               143,438
       Selling and general corporate expenses             19,710                20,803                 63,286                60,695
       Other expense (income), net                             -                     -                      -               (72,393)
                                                      ----------           -----------            -----------            -----------

                                                       1,548,200             1,453,295              4,591,820             4,393,221
                                                      ----------            ----------            -----------           -----------
       Operating income                                   86,125                78,319                225,380               283,161

Interest Expense, net                                     28,534                28,596                 82,380                88,598
                                                     -----------           -----------            -----------            ----------

       Income before income taxes                         57,591                49,723                143,000               194,563

Provision for Income Taxes                                20,422                19,589                 57,096                48,822
                                                     -----------          ------------           ------------            ----------

Income before Extraordinary Item                          37,169                30,134                 85,904               145,741

Extraordinary Item due to Early Extinguishment
     of Debt (net of income taxes)                         2,915                    -                   4,474                   -
                                                     -----------           -----------           ------------           -----------

       Net income                                    $    34,254           $    30,134           $     81,430           $   145,741
                                                     ===========           ===========           ============           ===========
Earnings Per Share:

     Income before extraordinary item
         Basic                                              $.32                  $.24                   $.71                 $1.15
         Diluted                                            $.30                  $.23                   $.66                 $1.09

      Net income
         Basic                                              $.29                  $.24                   $.67                 $1.15
         Diluted                                            $.27                  $.23                   $.63                 $1.09

The accompanying notes are an integral part of these condensed consolidated financial statements.



                     ARAMARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                (In Thousands)


                                                                                For the Nine Months Ended
                                                                             ---------------------------------
                                                                                 July 3,              June 27,
                                                                                  1998                  1997
                                                                              ----------               -------

Cash flows from operating activities:
     Net income                                                              $    81,430               $ 145,741
     Adjustments  to  reconcile  net  income to net
     cash provided by operating activities:
           Depreciation and amortization                                         146,732                 143,438
           Income taxes deferred                                                   9,846                  (1,344)
           Extraordinary item                                                      4,474                      -
     Changes in noncash working capital                                          (54,902)                (87,544)
     Other operating activities                                                  (12,280)                (82,139)
                                                                              -----------              ----------

Net cash provided by operating activities                                        175,300                 118,152
                                                                              ----------               ----------

Cash flows from investing activities:
     Purchases of property and equipment                                        (107,510)               (136,497)
     Disposals of property and equipment                                          16,260                  14,439
     Sale of Investments                                                           5,779                       -
     Divestiture of certain businesses                                            31,116                 111,613
     Acquisition of certain businesses                                           (19,769)                 (9,536)
     Other investing activities                                                  (30,499)                 (4,698)
                                                                              -----------               ----------

Net cash used in investing activities                                           (104,623)                (24,679)
                                                                              -----------               ----------

Cash flows from financing activities:
     Proceeds from additional long-term borrowings                               675,065                 128,869
     Payment of long-term borrowings including premiums                         (172,440)               (171,200)
     Proceeds from issuance of common stock                                       22,330                  13,728
     Repurchase of stock                                                        (584,959)                (59,874)
     Other financing activities                                                   (7,851)                 (1,548)
                                                                              ------------              ----------

Net cash used in financing activities                                            (67,855)                (90,025)
                                                                              -----------               ----------

Increase in cash and cash equivalents                                              2,822                   3,448

Cash and cash equivalents, beginning of period                                    27,352                  25,283
                                                                             -----------             -----------

Cash and cash equivalents, end of period                                      $   30,174              $   28,731
                                                                              ===========             ==========


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

     In the third quarter of fiscal 1998, the Company exercised its option to redeem its $100 million 8-1/2% subordinated notes at a price of 104.25% of the principal amount, resulting in an extraordinary item for debt extinguishment of $2.9 million (net of tax benefit of $1.9 million). In the second quarter of fiscal 1998, the Company redeemed a $50 million 8% note due April 2002 for a premium resulting in an extraordinary item for debt extinguishment of $1.6 million (net of tax benefit of $1.0 million).


(4)  CAPITAL STOCK:

     On June 15, 1998, the Company completed a cash tender offer (the "Tender Offer") for outstanding shares of its Class A common stock at a price of $500 per share. Pursuant to the Tender Offer, the Company repurchased 1,062,485 shares for an aggregate purchase price of $531.2 million plus transaction costs. The purchase price was financed through additional borrowings under the $1.4 billion credit facility.

     During the first nine months of fiscal 1998, pursuant to the ARAMARK Ownership Program, employees purchased 2,357,260 shares or $30.8 million of Class B Common Stock for $22.3 million cash plus $8.5 million of deferred payment obligations.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(5)  SUPPLEMENTAL CASH FLOW INFORMATION:

     The Company made interest payments of $83.0 million and $84.6 million and income tax payments of $32.6 million and $43.7 million during the first nine months of fiscal 1998 and 1997, respectively. During the first nine months of fiscal 1998, the Company purchased $71.4 million of its Class B Common Stock, issuing $17.7 million in subordinated installment notes as partial consideration.


(6)  PROSPECTIVE ACCOUNTING CHANGES:

     In fiscal 1999, the Company is required to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is currently assessing the impact the adoption will have on the consolidated financial statements. The Company will complete its analysis of the disclosure requirements of these standards in fiscal 1998.

     In fiscal 2000, the Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company is currently assessing the impact the adoption of these standards will have on the consolidated financial statements.


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

                                      For the Three Months Ended            For the Nine Months Ended
                                      --------------------------            --------------------------
                                    July 3,              June 27,           July 3,           June 27,
                                      1998                 1997              1998               1997
                                  -----------          -----------        --------------     ---------
                                                               (in millions)

  Revenues                          $896.4                $846.0            $2,777.7          $2,602.9
  Cost of services provided          846.6                 795.5             2,609.6           2,447.8
  Net income                           4.7                   6.9                26.2              21.4

                                    July 3,             October 3,
                                     1998                   1997
                                  ---------             ---------
                                            (in millions)

  Current assets                  $   411.9              $  408.0
  Noncurrent assets                 2,189.8               1,558.0
  Current liabilities                 506.5                 507.2
  Noncurrent liabilities            1,946.6               1,333.8


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(8)  EARNINGS PER SHARE:

     In fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Earnings per share is reported on a Common Stock, Class B equivalent basis (which reflects Common Stock, Class A shares converted to a Class B basis, ten for one). Basic earnings per share is based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Earnings per share for prior periods have been restated to conform with the requirements of SFAS No. 128. Earnings applicable to common stock and common shares utilized in the calculation of basic and diluted earnings per share are as follows. Share and per share amounts have been restated to reflect the three-for-one stock split (see note 9).

                                                      Three Months Ended                  Nine Months Ended
                                                   -------------------------          -------------------------
                                                    July 3,        June 27,            July 3,          June 27,
                                                     1998            1997               1998              1997
                                                   --------       ----------          ---------         -------
                                                                  (in thousands, except per share data)

Earnings:
     Income before extraordinary item                $37,169         $30,134            $85,904           $145,741
                                                     =======         =======            =======           ========

Shares:
     Weighted average number of common
        shares outstanding used in basic
        earnings per share calculation               117,432         124,999            121,762            126,709

     Impact of potential exercise opportunities
       under the ARAMARK Ownership Plan                8,097           6,286              7,927              6,956
                                                   ---------       ---------         ----------        -----------

     Total common shares used in diluted
        earnings per share calculation               125,529         131,285            129,689            133,665
                                                    ========        ========          =========           ========

     Basic earnings per common share                    $.32            $.24               $.71              $1.15
                                                        ====            ====               ====              =====

     Diluted earnings per common share                  $.30            $.23               $.66              $1.09
                                                        ====            ====               ====              =====

(9)  SUBSEQUENT EVENTS:

     In July 1998, the Company issued $300 million of 7% senior notes due July 2006 and $300 million of 6.75% senior notes due August 2004. The net proceeds of approximately $594 million were used to repay borrowings under the $1.4 billion credit facility.

     Effective in July 1998, the Company consummated an agreement to form a joint venture for its distributive business with another leading magazine and book wholesaler. The Company contributed substantially all of its distribution segment's assets and liabilities to the venture in exchange for a significant minority interest in the venture. The Company expects that any costs recognized in connection with the transaction would be immaterial. The Company will account for its interest in the venture on the cost basis.

     On August 11, 1998, the Company's Board of Directors declared, effective September 1, 1998, a three-for-one split of the Class B and Class A Common Stock effected in the form of a stock dividend to shareholders of record on September 1, 1998. The stated par value of $.01 per share of Class B and Class A common stock was not changed. In the financial statements, all per share amounts have been restated to reflect the stock split. In addition an amount equal to $.01 par value of the new shares to be issued has been transferred from earnings retained for use in the business to common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


RESULTS OF OPERATIONS

Overview

Revenues and operating income for the third quarter were $1.6 billion and $86.1 million, an increase of 7% and 10%, respectively, over the prior year period. Revenues and operating income for the nine month period were $4.8 billion and $225.4 million versus $4.7 billion and $283.2 million, respectively, in fiscal 1997. Operating income for the nine month period in fiscal 1997 includes a gain of $72.4 million from the divestiture of Spectrum Healthcare Services, Inc. (Spectrum), which is reflected as "other expense (income)" in the condensed consolidated statements of income (See note 2 to the condensed consolidated financial statements). Excluding "other expense (income)" and the operating results of Spectrum, revenues and operating income increased 6% and 9%, respectively, for the nine months compared to the prior year period. The Company's operating margin, excluding "other expense (income)", increased to 4.7% from 4.5% for the nine month period due to improved cost controls and leveraging of fixed costs, primarily in the Food and Support Services segment. Interest expense, net for the nine month period decreased 7% from the prior year period due to lower debt levels and interest income received from the settlement of a contract dispute. The effective income tax rate for the three and nine month periods was 35.5% and 39.9%, respectively, compared to 39.4% and 25.1%, in the comparable prior year periods. The fiscal 1998 third quarter effective tax rate was favorably impacted by the settlement of certain state tax matters, and the prior year nine month effective income tax rate was favorably impacted by a permanent difference in the book and tax basis of the divested Spectrum business (See
Note 2 to the condensed consolidated financial statements).

Segment Results

Revenues - Food and Support Services segment revenues for both the three and nine month periods increased 7% over the prior year periods due to new accounts (approximately 5% and 4%, respectively), and increased volume, (approximately 3% and 4%, respectively), partially offset by the unfavorable impact of foreign currency translation (approximately 1%). Uniform and Career Apparel segment revenues for the three and nine month periods increased 6% over the prior year periods due to increased volume in both the uniform rental and direct marketing businesses. Health and Educational Resources segment revenues, excluding the Spectrum operations, for the three and nine month periods increased 9% and 10%, respectively, due to enrollment growth, pricing and new locations at Educational Resources. Distributive segment revenues increased 2% for the three months and decreased 1% for the nine months versus the prior year periods. Effective in July 1998 the Company consummated an agreement to form a joint venture for its distributive business (See note 9 to the condensed consolidated financial statements).

Operating Income - Food and Support Services segment operating income increased 14% and 18% for the three and nine month periods versus the prior year periods due to the increased revenues noted above and effective cost controls. Uniform and Career Apparel operating income decreased 9% for the three month period and increased 1% for the nine month period. Included in fiscal 1998 three and nine month results is a provision to write-down certain inventory to net realizable value and also included in the nine month results is a gain on the sale of certain assets. Excluding these items, operating income increased 1% for the three months and equaled the prior year nine month results with the impact of increased revenues being offset by increased operating costs in the direct marketing businesses. Health and Educational Resources segment operating income for the three and nine month periods, excluding the operating results of Spectrum, increased 11% and 16%, respectively, over the prior year periods due to the revenue increases at Educational Resources. The Distributive segment incurred operating losses of $4.7 million and $12.6 million, respectively, for the three and nine month periods, compared to operating losses of $8.1 million and $13.8 million in the comparable prior year periods.

FINANCIAL CONDITION

The Company's indebtedness increased $514 million in the first nine months of fiscal 1998 due primarily to the completion of a cash tender offer for outstanding shares of Common Stock, Class A (the "Tender Offer"). See note 4 to the condensed consolidated financial statements. In January 1998, the Company replaced its existing $1 billion credit facility with a $1.4 billion credit facility. The new facility matures on March 31, 2005, with commitment reductions of $100 million in March 2000 and $150 million in March 2001 and March 2002.

In the third quarter of fiscal 1998, the Company exercised its option to redeem its $100 million 8-1/2% subordinated notes at a price of 104.25% of the principal amount, resulting in an extraordinary item for debt extinguishment of $2.9 million (net of tax benefit of $1.9 million). In the second quarter of fiscal 1998, the Company redeemed a $50 million 8% note due April 2002 for a premium resulting in an extraordinary item for debt extinguishment of $1.6 million (net of tax benefit of $1.0 million).

In July 1998, the Company issued $300 million of 7% senior notes due July 2006 and $300 million of 6.75% senior notes due August 2004. The net proceeds of approximately $594 million were used to repay borrowings under the $1.4 billion credit facility.

Currently, the Company has approximately $1.0 billion of unused committed credit availability under its credit facilities, which management believes, along with cash flows from operations, is sufficient to fund operating requirements, including the increased interest expense resulting from the additional indebtedness incurred in connection with the Tender Offer.

On August 11, 1998, the Company's Board of Directors declared, effective September 1, 1998, a three-for-one split of the Class B and Class A Common
Stock effected in the form of a stock dividend to shareholders of record on September 1, 1998. The stated par value of $.01 per share of Class B and Class
A common stock was not changed. In the financial statements, all per share amounts have been restated to reflect the stock split. In addition an amount equal to $.01 par value of the new shares to be issued has been transferred from earnings retained for use in the business to common stock.

                          PART II - OTHER INFORMATION

Item 1:   Legal Proceedings

          As previously disclosed, Metropolitan Life Insurance Company ("MetLife") filed a complaint against the Company and its Board of Directors in the Court of Chancery of the State of Delaware in and for New Castle County (the "Court") seeking to enjoin the consummation of the Company's proposed recapitalization plan (the "MetLife Action"). Two additional actions were commenced by certain holders of the Company's shares of Common Stock, Class A, par value $0.01 per share (the "Class A Shares"), one of which was brought individually and as a purported class action on behalf of all similarly situated stockholders (the "Class Action") and the other of which was brought individually (the "Webb Action"). Both the complaint filed in connection with the Class Action and the complaint filed in connection with the Webb Action asserted claims and sought remedies that were substantially similar to those set forth in the complaint filed in connection with the Met Life Action. The Court granted a preliminary injunction and subsequently ARAMARK abandoned its recapitalization plan.

          On May 15, 1998, the Company commenced a cash tender offer for all of its outstanding Class A Shares at a price of $500.00 per share, upon the terms and subject to the conditions set forth in the Company's Offer to Purchase dated May 15, 1998 (the "Offer").

          In connection with the Offer, the parties to the Class Action executed and filed with the Court a Stipulation and Agreement of Compromise and Settlement (the "Stipulation"), the terms of which were set forth in a Notice of Pendency of Class Action, Class Action Determination, Proposed Settlement of Class Action, Settlement Hearing and Right to Appear (the "Notice"). At a hearing held on June 15, 1998, the settlement of the Class Action was approved by the Court. The plaintiffs in each of the MetLife and the Webb Actions dismissed their respective actions, and the Company paid their respective fees and expenses. The Court awarded fees and expenses to the Plaintiffs in the Class Action. The Court dismissed the MetLife, Class and Webb Actions.

Item 2:    Not Applicable

Item 3:    Not Applicable

Item 4:    Submission of Matters to a Vote of Security Holders

           (a) The Annual Meeting of Stockholders was held on February 10, 1998 and adjourned until March 12, 1998 when directors were elected. The meeting was re convened on April 10, 1998 at which time it was adjourned.

           (b)  Not Applicable

           (c)  Not Applicable

           (d)  See Item 1, Legal Proceedings

Item 5:  Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

          (a) (1) Exhibit 3 (i) - Restated Certificate of Incorporation dated August 12, 1998

               (2)  Exhibit 3 (ii) - Bylaws, as amended May 12, 1998

               (3) Exhibit 27 - Financial Data Schedule for the nine months ended July 3, 1998.

           (b)  None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          ARAMARK CORPORATION

                                          s/Alan J. Griffith
                                          --------------------------
                                          Alan J. Griffith
August 17, 1998                           Vice President, Controller
                                          and Chief Accounting Officer