Form 10-K
period 1998-10-02
ARAMARK CORP
filed 1998-11-25
CIK 757523

                                                                       1998 10-K
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual  report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal  year ended October 2, 1998 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by nonaffiliates: $851 million

Common stock outstanding at
October 30, 1998                 Class A Common stock  2,524,993 shares
                                 Class B Common stock 62,725,606 shares

Documents incorporated by reference: Portions of the registrant's Proxy Statement for the 1999 annual meeting of stockholders are incorporated by reference in Part III of this Report.
================================================================================

      As used herein, references to the "Company" shall mean ARAMARK Corporation and its subsidiaries (including ARAMARK Services, Inc.) unless the context otherwise requires. References to "ARAMARK" shall mean ARAMARK Services, Inc. and its subsidiaries unless the context otherwise requires.

                                     PART I

Item 1. Business

Description of Business Segments

      The Company is engaged in providing or managing services, including food and support services, uniform and career apparel and educational resources. ARAMARK was organized in 1959 in Delaware. The Company was formed in September 1984 by the management of ARAMARK and acquired ARAMARK in December 1984 through a merger.

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

Food and Support Services

      The Company provides food, refreshment, specialized dietary and support services (including facility maintenance and housekeeping) to businesses, and to educational, governmental and healthcare institutions. Food, lodging and merchandise services are also provided at sports and entertainment facilities such as convention centers, stadiums, parks, arenas, race tracks and other recreational facilities.

      Food, refreshment, specialized dietary and support services are operated at customer locations generally under contracts of indefinite duration which may be subject to termination by either party. However, food and related services at sports and entertainment facilities generally are for fixed contract terms well in excess of one year. The Company's food and support services are performed under various financial arrangements including management-fee and profit-and-loss based agreements.

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

Uniform and Career Apparel

      The Company rents, sells, cleans, maintains and delivers personalized uniform and career apparel and other textile items for customers throughout the United States on a contract basis. Also provided are walk-off mats, cleaning cloths, disposable towels, and other environmental control items.

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

Educational Resources

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

Distributive Services

      Effective in July 1998, the Company formed a joint venture for its distributive business with another leading magazine and book wholesaler. The Company contributed substantially all of its distribution segment's assets and liabilities to the venture in exchange for a minority interest in the venture. See note 2 to the consolidated financial statements.

General

      The Company employs approximately 150,000 persons, both full and part time, including approximately 40,000 employees outside the United States. Approximately 25,500 employees in the United States are represented by various labor unions.

      The Company believes it recognizes benefits from its corporate name recognition. Nonetheless, consistent with its businesses, the Company does not have any material trademarks or patents, and its research and development expenditures are not material in amount. Although the Company pursues strategies to increase the number and scope of the services it provides to existing customers, no single customer of the Company accounts for more than 5% of its revenues. While the Company focuses its purchasing on selected suppliers and vendors to realize pricing, quality and service benefits, generally, all materials and services that the Company purchases are available from more than one supplier, and the loss of any supplier would not have a material impact on the Company's results of operations. The Company's businesses are subject to various governmental environmental regulations, and the Company has adopted policies designed to comply with such regulations. Such compliance has not had a material impact on the Company's capital expenditures, earnings or competitive position.

Item 2. Properties

      The principal property and equipment of the Company are its service equipment and fixtures (including vehicles) and real estate.

      The service equipment and fixtures include vending, commissary, warehouse and janitorial and maintenance equipment used primarily by the Food and Support Services Group and laundry equipment used by the Uniform and Career Apparel Group. The vehicles include automobiles and delivery trucks used in the Food and Support Services and Uniform and Career Apparel Groups. The service equipment and fixtures represent 59% of the net book value of all fixed assets as of October 2, 1998.

      The Company's real estate is comprised of educational and child care facilities, of which a significant number are held under long-term operating leases. The Company also maintains other real estate and leasehold improvements which it uses in the Uniform and Career Apparel and Food and Support Services Groups. Additional information concerning property and equipment (including leases and noncancelable lease commitments) is included in notes 1 and 8 to the consolidated financial statements. No individual parcel of real estate owned or leased is of material significance to the Company's total assets.

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


Item 4. Submission of Matters to a Vote of Security Holders

      Not Applicable.

Item 4A. Directors and Executive Officers of the Registrant

Directors:
Name                                                    Principal Occupation
----                                                    --------------------
Joseph Neubauer......................................   Chairman and Chief Executive Officer
                                                        ARAMARK Corporation
James E. Ksansnak....................................   Vice Chairman, ARAMARK Corporation
Patricia C. Barron...................................   Executive-in-Residence and Senior Fellow,
                                                        Leonard N. Stern School of Business
                                                        New York University
Robert J. Callander..................................   Executive-in-Residence, Columbia University
                                                        Retired Vice Chairman, Chemical Banking Corporation
Ronald R. Davenport..................................   Chairman, Sheridan Broadcasting Corporation
Lee F. Driscoll, Jr..................................   Corporate Director
Mitchell S. Fromstein................................   Chairman, President and Chief Executive Officer Manpower Inc.
Edward G. Jordan.....................................   Former Chairman and Chief Executive Officer
                                                        Consolidated Rail Corporation
Thomas H. Kean.......................................   President, Drew University
                                                        Former Governor of New Jersey
Reynold C. MacDonald.................................   Retired Chairman, Acme Metals Incorporated
James E. Preston.....................................   Chairman,  Avon Products, Inc.


Officers:                                                                                                       Officer
Name  (Age as of November 1, 1998)                      Office Held                                              Since
----------------------------------                      ------------                                             -----
Joseph Neubauer (57).................................   Chairman and Director................................     1979
James E. Ksansnak (58)...............................   Vice Chairman and Director...........................     1986
William Leonard (50).................................   President............................................     1992
Charles E. Kiernan (53)..............................   Executive Vice President.............................     1998
Brian G. Mulvaney (42)...............................   Executive Vice President.............................     1993
Martin W. Spector (60)...............................   Executive Vice President,
                                                        General Counsel and Secretary........................     1976
L. Frederick Sutherland (46).........................   Executive Vice President and
                                                        Chief Financial Officer..............................     1983
Barbara A. Austell (45)..............................   Senior Vice President
                                                        and Treasurer........................................     1996
Alan J. Griffith (44)................................   Vice President, Controller and
                                                        Chief Accounting Officer.............................     1994
Dean E. Hill (47)....................................   Vice President.......................................     1993
John P. Kallelis (60)................................   Vice President.......................................     1982
Michael R. Murphy (41)................................  Director of Audit and Controls.......................     1995
Donald S. Morton (50)................................   Assistant Secretary and
                                                        Associate General Counsel............................     1985
Richard M. Thon (43).................................   Assistant Treasurer..................................     1994

                                       5

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

      Mr. Kiernan was elected executive vice president of the Company in October 1998. Prior to that time he was president, Duracell North America and then in 1994, president and chief operating officer, Duracell International, Inc.

       Mr. Mulvaney was elected executive vice president of the Company in August 1996. He was senior vice president of the Company from February 1995 to August 1996 and vice president from February 1993 to February 1995.

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

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

       There are currently approximately 2,200 record holders of Class B common stock of the Company, all of whom are employees or directors of the Company (or members of their families or trusts created by them). There are currently 170 record holders of the Class A common stock of the Company, all of whom are institutional investors, Company benefit plans or individuals not employed by the Company.

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

                                                                               ARAMARK Corporation and Subsidiaries
                                                                 ---------------------------------------------------------------
                                                                                    Fiscal Year Ended on or near

                                                                                            September 30
                                                                 ---------------------------------------------------------------
                                                                   1998         1997(1)        1996           1995        1994
                                                                 --------     ---------      --------       --------    --------
                                                                        (in millions, except per share amounts and ratios)
Income Statement Data:
Revenues.....................................................    $6,377.3      $6,310.4      $6,122.5       $5,600.6    $5,161.6
Earnings before depreciation and
   amortization, interest, and income taxes..................       528.9         523.6         478.0          433.9       415.7
Earnings before interest
   and income taxes (2)......................................       333.1         331.8         295.2          277.0       272.0
Interest expense, net........................................       117.3         116.0         116.0          109.4       108.5
Income before extraordinary item
   and cumulative effect of
   change in accounting for
   income taxes (3)..........................................       133.7         146.1         112.2          100.2        95.0
Net income...................................................       129.2         146.1         109.5           93.5        86.1
Earnings per share: (4)
   Income before extraordinary item and
     cumulative effect of change in accounting
     for income taxes: (3)
        Basic................................................       $1.17         $1.16          $.84           $.71        $.67
        Diluted..............................................        1.10          1.10           .79            .67         .63
   Net Income:
        Basic................................................        1.14          1.16           .82            .66         .61
        Diluted..............................................        1.06          1.10           .77            .63         .57
Ratio of earnings to fixed charges (5).......................        2.3x          2.3x          2.1x           2.1x        2.1x
Balance Sheet Data (at period end):
Total assets.................................................    $2,741.3      $2,753.6      $2,844.8       $2,643.3    $2,122.0
Long-term borrowings: (6)
   Senior....................................................     1,678.3        1,084.9      1,160.8        1,109.4       691.5
   Subordinated..............................................        26.7          129.0        161.2          165.4       290.4
Common stock subject to potential
   repurchase (7)............................................        20.0           23.3         18.6           19.1        20.8
Shareholders' equity (deficit) (8)...........................       (78.9)         370.0        296.2          252.3       182.6

-------------------
       (1) Fiscal 1997 is a fifty-three week period. See note 1 to the consolidated financial statements.
       (2) See note 2 to the consolidated financial statements.
       (3) See note 3 to the consolidated financial statements.
       (4) Fiscal 1994 through 1997 earnings per share amounts have been restated to reflect the 3 for 1 stock split effective September
           1, 1998 and the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share" which was effective beginning in fiscal 1998. See Notes 1 and 7 to the consolidated financial statements.
       (5) For the purpose of determining the ratio of earnings to fixed charges, earnings include pre-tax income plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals).
       (6) See note 4 to the consolidated financial statements.
       (7) See note 7 to the consolidated financial statements.
       (8) 1998 reflects the impact of the Common Stock Class A Tender Offer. See note 7 to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

         Overview. Revenues for the fiscal year ended October 2, 1998 were $6.4 billion, an increase of 1% over fiscal 1997, with increases in the Food and Support Services and Uniform and Career Apparel segments partially offset by decreases in the Health and Educational Resources and Distributive segments due to the sale of Spectrum in fiscal 1997 and the Distributive segment transaction in fiscal 1998 (see note 2 to the consolidated financial statements). Excluding the impact of the Spectrum and Distributive segment transactions, revenues increased 5% over the prior year. Operating income of $333.1 million increased $1.3 million over the prior year. Total Company operating income includes other expense of $5 million in fiscal 1998 and other income of $11.7 million in fiscal 1997 as described in note 2 to the consolidated financial statements. Excluding other expense/income and the operating results of Spectrum and the Distributive segment, operating income increased 7% over the prior year, due to strong performances in the Food and Support Services and Educational Resources segments, partially offset by a decline in operating income in the Uniform and Career Apparel segment. Excluding other expense/income, the Company's operating income margin increased to 5.3% from 5.1%, due primarily to improved cost controls and leveraging of fixed costs.

         Interest expense increased $1.3 million or 1% over the prior year due primarily to increased debt levels including the impact of the Tender Offer in June 1998 (see note 7 to the consolidated financial statements). The fiscal 1998 effective tax rate was 38% which includes the favorable impact resulting from the September 1998 settlement of certain prior years' tax returns. The fiscal 1997 effective tax rate of 32% reflects the favorable impact of a permanent difference in the book and tax basis of Spectrum, net of the unfavorable permanent book/tax differences related to certain intangible asset write-offs. Fiscal 1998 net income also includes an extraordinary item for early extinguishment of debt of $4.5 million as described in note 3 to the consolidated financial statements.

         Segment Results. Food and Support Services segment revenues were 5% higher than the prior year due to new accounts (approximately 4%) and increased volume at existing accounts (approximately 2%), partially off-set by the unfavorable impact of foreign currency translation (approximately 1%). Uniform and Career Apparel segment revenues increased 4% due to increased volume in both the uniform rental and direct marketing businesses. Health and Educational Resources segment revenues, excluding the fiscal 1997 Spectrum operations, increased 9% over the comparable prior year period due to enrollment growth, pricing and new locations at Educational Resources. Distributive segment revenues decreased 21% from the prior year primarily due to the July 1998 transaction described below.

         Food and Support Services operating income increased 35% versus the prior year period. Fiscal 1997 operating income included charges of approximately $30 million (see notes 2 and 11 to the consolidated financial statements). Excluding the impact of these prior year charges, operating income increased 15% as a result of the revenue increases noted above, plus effective cost controls. Uniform and Career Apparel segment operating income decreased 6% versus the prior year. Excluding a fiscal 1998 gain from the sale of certain assets and fiscal 1997 other income, operating income decreased 7% as the direct marketing businesses wrote down certain inventory to net realizable value and incurred increased operating costs which were partially offset by the impact of increased volume noted above. Excluding the impact of the Spectrum gain and its operating results in fiscal 1997 (see note 2 to the consolidated financial statements), operating income in the Health and Educational Resources segment increased 19% versus the prior year due to the revenue increases at Educational Resources noted above. In the fourth quarter of fiscal 1998, the Company contributed substantially all of its Distributive segment's assets and liabilities to a joint venture with another leading magazine and book wholesaler, in exchange for a minority interest in the venture. The Company will account for its interest in the venture on the cost basis. Operating losses in the Distributive segment were $20.3 million and $49.6 million in fiscal 1998 and 1997, respectively, and include charges of $5 million and $34 million in fiscal 1998 and 1997, respectively, as described in notes 2 and 11 to the consolidated financial statements. The increase in fiscal 1998 General Corporate and Other Expenses relate to costs associated with several corporate development and strategic initiatives.

Fiscal 1997 Compared to Fiscal 1996

         Overview. Revenues for the fiscal year ended October 3, 1997 were $6.3 billion, an increase of 3% over fiscal 1996, with increases in the Food and Support Services and Uniform and Career Apparel segments partially offset by a decline in revenues in the Distributive segment and the Health and Educational Resources segment reflecting the sale of Spectrum (see note 2 to the consolidated financial statements). Excluding Spectrum, revenues increased 10% over the prior year. Operating income of $331.8 million increased 12% compared to the prior year. Total Company operating income includes other income of $11.7 million and $2.9 million in fiscal 1997 and 1996, respectively, as described in note 2 to the consolidated financial statements. Excluding other income and the operating results of Spectrum, operating income increased 16% over the prior year, due to strong performances in the Food and Support Services and Uniform and Career Apparel segments and Educational Resources, partially offset by increased operating losses in the Distributive segment. Excluding other income, the Company's operating income margin increased to 5.1% from 4.8%, due primarily to improved cost controls and leveraging of fixed costs.

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

         Segment Results. Food and Support Services segment revenues were 8% higher than the prior year due to new accounts (approximately 3%) and increased volume (approximately 6%), primarily in the United States food businesses, partially offset by the unfavorable impact of foreign currency translation (approximately 1%). Uniform and Career Apparel segment revenues increased 19% due to the impact of recent acquisitions (approximately 11%) and increased volume in both the uniform rental and direct marketing businesses. Health and Educational Resources segment revenues, excluding the Spectrum operations, increased 15% over the comparable prior year period due to enrollment growth, pricing and new locations at Educational Resources. Distributive segment revenues decreased 3% from the comparable prior year period due to a decrease in base business of approximately 6%, partially offset by the impact of recent acquisitions.

Fiscal 1997 operating income for the Food and Support Services segment includes charges of approximately $30 million due primarily to recognize an impairment of goodwill in a European operation and to reduce certain other assets to net realizable value as discussed in notes 2 and 11 to the consolidated financial statements. Excluding the impact of these charges, operating income increased 20% over the prior year period as a result of the revenue increases noted above, plus effective cost controls at both United States and international operations. Uniform and Career Apparel segment operating income includes gains on the sale of assets of $9 million in 1997 and $37 million in 1996 and charges related primarily to asset realization of $6 million and $5 million in fiscal 1997 and 1996, respectively (see notes 2 and 11 to the consolidated financial statements). Excluding the impact of these items, fiscal 1997 operating income increased 11% from the prior year period due to the revenue increases noted above plus effective cost controls in the direct marketing businesses, partially offset by increased operating costs in the uniform rental business. Health and Educational Resources fiscal 1997 operating income includes the gain on sale of Spectrum of $72 million and fiscal 1996 operating income includes charges of $13 million as discussed in notes 2 and 11 to the consolidated financial statements. Excluding the impact of these items, as well as the operating results of Spectrum, segment operating income increased 23% over the prior year due to the revenue increases at Educational Resources noted above. The Distributive segment incurred a fiscal 1997 operating loss of $49.6 million, which includes charges of approximately $34 million related to asset realization (see notes 2 and 11 to the consolidated financial statements) versus an operating loss of $6.0 million in fiscal 1996. Results continued to be severely impacted by higher operating expenses due to costs of servicing customers and reduced volume and margins resulting from the increased competition and consolidation in the magazine wholesale distribution industry. The decrease in fiscal 1997 General Corporate and Other Expenses is due to reserves established in fiscal 1996 for asset realization, legal, and other matters described in note 11 to the consolidated financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Cash provided by operating activities was $277 million. Debt increased by $497 million, primarily due to the Tender Offer described below. The Company expects to continue to fund capital expenditures, acquisitions and other liquidity needs from cash provided by operating activities, normal disposals of property and equipment and borrowings available under its credit facilities. As of October 2, 1998, the Company had capital commitments of approximately $37 million related to several long-term concession contracts.

During fiscal 1998, the Company amended its credit facility, increasing availability to $1.4 billion, extending the maturity date to March 2005, and revising certain financial covenant and ratio requirements to reflect the impact of the Tender Offer discussed below. Subsequent to the Tender Offer and the issuance of the senior notes discussed below, the Company reduced the credit facility commitment to $1 billion. Currently, the Company has approximately $715 million of unused committed credit availability under its credit facilities.

On June 15, 1998, the Company completed a cash tender offer (the "Tender Offer") for outstanding shares of its Class A common stock at a price of $500 per share (pre-split). Pursuant to the Tender Offer, the Company repurchased 1,062,485 shares (pre-split) for an aggregate purchase price of $531.2 million plus transaction costs. The purchase price was financed through additional borrowings under the credit facility. Additionally, during fiscal 1998 the Company repurchased $79 million of its Class B common stock, with $18 million of subordinated installment notes issued as partial consideration. The Company also issued $22 million of Class B common stock to eligible employees, primarily through the exercise of installment stock purchase opportunities (see note 7 to the consolidated financial statements).

In the fourth quarter of fiscal 1998, the Company issued $300 million of 6.75% senior notes due August 2004 and $300 million of 7% senior notes due July 2006. The proceeds from the note offerings were used to repay borrowings under the credit facility.

During fiscal 1998, the Company exercised its option to redeem its $100 million 8.5% subordinated notes at a price of 104.25% of the principal amount and, also redeemed a $50 million 8% note due April 2002 for a premium. The redemptions were financed through additional borrowings under the credit facility. The resultant extraordinary charge on these transactions was $4.5 million (net of income taxes) or $0.04 per share (see note 3 to the consolidated financial statements).

On August 11, 1998, the Company's Board of Directors declared, effective September 1, 1998, a three-for-one split of the Class B and Class A common stock effected in the form of a stock dividend to shareholders of record on September 1, 1998 (see note 7 to the consolidated financial statements).

As discussed in note 2 to the consolidated financial statements, in July 1998 the Company contributed substantially all of the Distributive segment's assets and liabilities to a joint venture. The transaction will not have a material impact on the Company's liquidity.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As a result, on or near the change of the century, date-sensitive systems may recognize the Year 2000 as 1900, or not at all, which may cause systems to fail or process financial and operational information incorrectly.

The Company has developed plans to address its Year 2000 issues. The plans address three broad areas: (1) internal information technology systems - including financial and operational application systems, computer hardware and systems software; (2) non-information technology systems - such as communication systems, building systems and devices with embedded computer chips; and (3) third party compliance - which addresses Year 2000 compliance efforts of key vendors and suppliers. The project plans consist of the following phases:

1) Organizational awareness - general awareness of the Year 2000 issues, which has been completed, and ongoing communication of Year 2000 project status.
2) Inventory of current applications.
3) Risk assessment of inventoried systems, with identification of mission-critical systems.
4) Replacement/remediation of systems.
5) Year 2000 testing and conversion of systems.
6) Contingency planning.

Program management offices, staffed with a combination of business unit personnel and external consultants, have been established to address Year 2000 issues. Additionally, a Corporate Compliance Task Force consisting of internal audit, information technology, legal and risk management personnel, as well as external consultants, was formed in 1997 to review and monitor the Year 2000 compliance programs. The Task Force meets regularly to review corporate-wide Year 2000 issues and progress. The Company's Year 2000 compliance effort is monitored by senior management on a regular basis and the Audit Committee of the Board of Directors receives quarterly progress reports.

Internal information technology systems - As of November 23, 1998, the inventory and risk assessment phases for mission-critical systems have been substantially completed. Systems replacement/remediation is in process, with target completion dates ranging from December 1998 through June 1999. Testing and conversion plans have been, or are currently being, developed and implemented. The Company expects that mission-critical internal systems will be Year 2000 compliant by September 1999. Based on the current status of project plans, the Company believes that Year 2000 events caused by the Company's internal financial and operational systems would not have a material adverse impact on the Company's operations or financial condition.

Non-information technology systems - The inventory and risk assessment phases are currently in process. Based on the results of these phases, replacement/remediation plans will be developed for mission-critical equipment and facilities, which are expected to be implemented by September 1999. Given the nature and geographic dispersion of the Company's business units, the Company believes that any events caused by Year 2000 failures of non-information technology systems would be short-term in nature and would not have a material adverse impact on the Company's operations or financial condition.

Third party compliance - The Company has identified, and initiated communications with, key third party suppliers and customers to determine potential exposure to these third parties' failure to remediate their own Year 2000 issues. The Company expects to complete its third party reviews by March 1999 and will develop contingency plans to address potential third party Year 2000 failures. As discussed in the Business section of the Form 10-K, the basic materials required to operate the Company's businesses are generally available from a number of suppliers, and in the event of an inability of a key supplier to deliver product, the Company believes alternative sources will be available. However, an extended outage by utilities (electric, water, telephone, etc.), key third-party suppliers or financial institutions, while somewhat mitigated by the geographic dispersion of the Company's businesses, could have material adverse impacts on the Company's operations and financial condition.

Contingency Plans

Company resources to date have been focused primarily on Year 2000 remediation. The Company maintains contingency plans for computer failures, power outages, natural disasters, etc. Year 2000 contingency plans for mission-critical systems, in the areas discussed above, will be developed and integrated with the existing contingency plans where appropriate by December 1999.

Costs

The Company currently estimates spending approximately $15 to 20 million, excluding internal costs, to complete its Year 2000 compliance program, including approximately $8 million that has been expended through fiscal 1998. Year 2000 costs related to systems or equipment replacement are capitalized in accordance with the Company's accounting policies. Year 2000 remediation costs are expensed as incurred.

The Company's ability to achieve Year 2000 compliance, the level of costs associated therewith and the resultant impact on operations and financial condition could be adversely impacted by, among other things, the availability and cost of applicable resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance program.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union (the "participating countries") are scheduled to establish fixed conversion rates between their existing sovereign currencies and establish the euro as their common legal currency. Revenues and operating income of the Company's businesses in participating countries are less than 6% of the Company's consolidated results. The Company has established plans to address operational and information system issues related to the euro conversion. Based on the current status of existing plans, the Company does not expect the euro conversion to have a material adverse impact on the Company's operations or financial condition.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The information below summarizes the Company's market risks associated with debt obligations and other significant financial instruments as of October 2, 1998. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period. The information presented below should be read in conjunction with note 4 to the Consolidated Financial Statements. For debt obligations, the table presents principal cash flows and related interest rates by expected fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at October 2, 1998. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

                                        Expected Fiscal Year of Maturity
                                          (US$ equivalent in millions)

                               1999         2000         2001         2002        2003      Thereafter     Total     Fair Value
                               ----         ----         ----         ----        ----      ----------     -----     ----------
Debt:
Fixed rate                                  $104         $25          $75         $25          $985 (a)   $1,214      $1,277
Average Interest Rate                        9.3%        6.8%         7.6%        6.8%          7.3%         7.5%

Variable Rate                  $24            $5         $32                                   $455         $516        $516
Average Interest Rate          6.0%          6.0%        6.3%                                   6.2%         6.2%


Interest Rate Swaps:
Receive Variable/
  Pay Fixed                    $69           $75         $75                                                             $(4)
   Average pay rate            5.7%          6.1%        6.0%
   Average receive rate        5.1%          4.9%        4.7%



(a) Balance includes $600 million of senior notes callable by the Company at any time

The Company uses foreign currency debt as a hedge for its investment in foreign subsidiaries. The table above includes $60 million of debt denominated in the functional currency of the Company's various subsidiaries, primarily the Canadian dollar and the German deutschemark.

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

      (c)   Exhibits Required by Item 601 of Regulation S-K

            See Index to Exhibits.

      (d)   Financial Statement Schedules

            See Index to Financial Statements and Schedules at page S-1.

Item 15.  Cautionary Statement regarding Forward-Looking Statements

      Certain statements made in this Form 10-K are forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed herein at Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition".

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

                                               ARAMARK CORPORATION

                                               By:  Alan J. Griffith
                                                    ----------------------------
                                                    Alan J. Griffith
                                                    Vice President, Controller
                                                    and Chief Accounting Officer

November 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 25, 1998.

Signature                                                      Title
---------                                                      -----

Joseph Neubauer                                   Chairman and Director
--------------------------                        (Principal Executive Officer)
Joseph Neubauer

L. Frederick Sutherland                           Executive Vice President
--------------------------                        (Principal Financial Officer)
L. Frederick Sutherland

Alan J. Griffith                                  Vice President, Controller
--------------------------                        and Chief Accounting Officer
Alan J. Griffith                                  (Principal Accounting Officer)




Patricia C.  Barron
Robert J. Callander
Ronald R. Davenport
Lee F. Driscoll, Jr.                                  Directors
Mitchell S. Fromstein
Edward G. Jordan
Thomas H. Kean
James E. Ksansnak
Reynold C. MacDonald
James E. Preston


Martin W. Spector
------------------
Martin W. Spector
Attorney-in-Fact

                      ARAMARK CORPORATION AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                     Page
                                                                     ----

Report of Independent Public Accountants                              S-2


Consolidated Balance Sheets:
  As of October 2, 1998 and October 3, 1997                           S-3


Consolidated Statements of Income:
  Fiscal Years 1998, 1997 and 1996                                    S-5


Consolidated Statements of Cash Flows:
  Fiscal Years 1998, 1997 and 1996                                    S-6


Consolidated Statements of Shareholders' Equity:
  Fiscal Years 1998, 1997 and 1996                                    S-7


Notes to Consolidated Financial Statements                            S-10


Consolidated Supporting Schedules Filed:


Schedule
 Number
--------

  I    Condensed Financial Information of Registrant                  S-28


  II   Valuation and Qualifying Accounts and Reserves                 S-32




    All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ARAMARK Corporation:

We have audited the accompanying consolidated balance sheets of ARAMARK Corporation (a Delaware corporation) and subsidiaries as of October 2, 1998 and October 3, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended October 2, 1998. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARAMARK Corporation and subsidiaries as of October 2, 1998 and October 3, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 2, 1998, in conformity with generally accepted accounting principles.

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




                                                             ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania
  November 9, 1998

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
October 2, 1998 and  October 3, 1997

(dollars in thousands, except share amounts)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                             1998                 1997
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:

           Cash and cash equivalents                                                           $ 20,614             $ 27,352

           Receivables (less allowances:  1998, $24,457;                                        526,506              517,035
             1997, $23,158)


           Inventories                                                                          361,451              366,515

           Prepayments and other current assets                                                  60,734               67,314
-----------------------------------------------------------------------------------------------------------------------------


           Total current assets                                                                 969,305              978,216
-----------------------------------------------------------------------------------------------------------------------------


Property and Equipment, at Cost:

           Land, buildings and improvements                                                     526,888              507,775

           Service equipment and fixtures                                                     1,212,369            1,170,230

           Leased property under capital leases                                                   8,958               10,992
-----------------------------------------------------------------------------------------------------------------------------

                                                                                              1,748,215            1,688,997

           Less-Accumulated depreciation                                                        873,822              821,821
-----------------------------------------------------------------------------------------------------------------------------


                                                                                                874,393              867,176
-----------------------------------------------------------------------------------------------------------------------------


Goodwill                                                                                        603,937              623,841
-----------------------------------------------------------------------------------------------------------------------------


Other Assets                                                                                    293,664              284,346
-----------------------------------------------------------------------------------------------------------------------------

                                                                                             $2,741,299           $2,753,579
=============================================================================================================================


The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------------
                                                                                             1998                 1997
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
           Current maturities of long-term borrowings                                          $ 24,560             $ 18,517
           Accounts payable                                                                     373,696              459,847
           Accrued payroll and related expenses                                                 174,710              156,216
           Other accrued expenses and current liabilities                                       327,772              302,171
-----------------------------------------------------------------------------------------------------------------------------

                Total current liabilities                                                       900,738              936,751
-----------------------------------------------------------------------------------------------------------------------------

Long-Term Borrowings:
           Senior                                                                             1,701,125            1,100,819
           Subordinated                                                                          26,689              129,027
           Obligations under capital leases                                                       1,795                2,615
-----------------------------------------------------------------------------------------------------------------------------

                                                                                              1,729,609            1,232,461

           Less-current portion                                                                  24,560               18,517
-----------------------------------------------------------------------------------------------------------------------------


                Total long-term borrowings                                                    1,705,049            1,213,944
-----------------------------------------------------------------------------------------------------------------------------

Deferred Income Taxes and Other Noncurrent Liabilities                                          194,388              209,583

Common Stock Subject to Potential Repurchase Under
  Provisions of Shareholders' Agreement                                                          20,000               23,254

Shareholders' Equity/(Deficit) Excluding Common Stock
  Subject to Repurchase:
           Class A common stock, par value $.01; authorized:
             25,000,000 shares; issued: 1998 - 2,516,081 shares;
             1997 -1,961,413 shares                                                                  25                   20
           Class B common stock, par value $.01; authorized:
             150,000,000 shares; issued: 1998 - 62,927,645 shares;
             1997 - 20,450,100 shares                                                               629                  205
           Earnings retained for use in the business                                            (56,815)             394,090
           Cumulative translation adjustment                                                     (2,715)              (1,014)
           Impact of potential repurchase feature of common stock                               (20,000)             (23,254)
-----------------------------------------------------------------------------------------------------------------------------

                Total                                                                           (78,876)             370,047
-----------------------------------------------------------------------------------------------------------------------------

                                                                                             $2,741,299           $2,753,579
=============================================================================================================================


The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Fiscal Years Ended October 2, 1998, October 3, 1997 and
September 27, 1996

(dollars in thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------------------------
                                                                           1998                  1997                  1996
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                                                  $ 6,377,276           $ 6,310,417           $ 6,122,500
----------------------------------------------------------------------------------------------------------------------------------

Costs and Expenses:
          Cost of services provided                                         5,760,697             5,715,402             5,565,038
          Depreciation and amortization                                       195,770               191,732               182,785
          Selling and general corporate expense                                82,680                83,079                82,354
          Other expense (income), net                                           5,000               (11,655)               (2,850)
----------------------------------------------------------------------------------------------------------------------------------

                                                                            6,044,147             5,978,558             5,827,327
----------------------------------------------------------------------------------------------------------------------------------

             Operating income                                                 333,129               331,859               295,173

Interest Expense, net                                                         117,357               116,012               116,014
----------------------------------------------------------------------------------------------------------------------------------

             Income before income taxes                                       215,772               215,847               179,159

Provision For Income Taxes                                                     82,062                69,739                66,931
----------------------------------------------------------------------------------------------------------------------------------

Income Before Extraordinary Item                                              133,710               146,108               112,228

Extraordinary Item Due to Early Extinguishment
  of Debt (net of income taxes of $2,982 in 1998
  and $1,839 in 1996)                                                           4,474                     -                 2,758

----------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                  $ 129,236             $ 146,108             $ 109,470
==================================================================================================================================

Earnings Per Share:
          Income before extraordinary item
               Basic                                                            $1.17                 $1.16                 $0.84
               Diluted                                                          $1.10                 $1.10                 $0.79
          Net income
               Basic                                                            $1.14                 $1.16                 $0.82
               Diluted                                                          $1.06                 $1.10                 $0.77
==================================================================================================================================


The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended October 2, 1998, October 3, 1997 and
September 27, 1996 (in thousands)

                                                                       1998               1997            1996
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                           $129,236         $146,108       $109,470
   Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                   195,770          191,732        182,785
         Income taxes deferred                                            11,542          (11,049)       (27,604)
         Extraordinary item                                                4,474                -          2,758
   Changes in noncash working capital:
         Receivables                                                     (51,743)         (19,934)       (62,239)
         Inventories                                                      (9,240)         (32,428)        (9,734)
         Prepayments                                                        (754)          (5,740)          (209)
         Accounts payable                                                (49,943)         (61,348)        28,973
         Accrued expenses                                                 60,905           48,364         27,245
   Changes in other noncurrent liabilities                                (3,914)          (1,651)          (461)
   Changes in other assets                                                (8,934)          (9,727)        (9,217)
   Other, net                                                               (695)         (14,261)        (2,494)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                276,704          230,066        239,273
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                  (164,286)        (197,835)      (190,896)
   Disposals of property and equipment                                    22,204           27,641         13,099
   Sale of investments                                                     5,779            9,284              -
   Divestiture of certain businesses                                      31,116          119,152         51,285
   Acquisition of certain businesses:
         Working capital other than cash acquired                          9,550              (74)       (29,042)
         Property and equipment                                          (17,309)          (4,163)       (11,105)
         Additions to intangibles and other assets                       (35,199)          (5,688)       (72,616)
   Other                                                                 (41,452)          (8,020)        (8,362)
------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (189,597)         (59,703)      (247,637)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from additional long-term borrowings                          658,820          127,323        155,510
  Payment of long-term borrowings including premiums                    (167,942)        (242,944)       (95,510)
  Redemption of preferred stock                                                -                -         (6,359)
  Proceeds from issuance of common stock                                  22,303           14,338         13,949
  Repurchase of common stock                                            (591,535)         (65,463)       (54,849)
  Payment of preferred stock dividend                                          -                -         (1,067)
  Other                                                                  (15,491)          (1,548)        (1,109)
------------------------------------------------------------------------------------------------------------------
Net cash (used in)/provided by financing activities                      (93,845)        (168,294)        10,565
------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                          (6,738)           2,069          2,201
Cash and cash equivalents, beginning of year                              27,352           25,283         23,082
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                 $  20,614       $   27,352       $ 25,283
==================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED OCTOBER 2, 1998
(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Impact of
                                                                                                                         Potential
                                           Class A         Class B                                      Cumulative       Repurchase
                                            Common         Common         Capital       Retained        Translation      Feature of
                                            Stock           Stock         Surplus       Earnings         Adjustment     Common Stock
                                            -----           -----         -------       --------         ----------     ------------

Balance, October 3, 1997                  $      20       $     205       $    --         $ 394,090       $  (1,014)      $ (23,254)



Net income                                                                                  129,236


Issuance of Class A common stock to
   employee benefit plans                                                       397


Issuance of Class B common stock                                 25          38,975


Retirement of common stock                      (12)            (23)        (39,372)       (579,702)


Common stock split                               17             422                            (439)

Change during the period                                                                                     (1,701)          3,254
                                          ---------       ---------       ---------       ---------       ---------       ---------

Balance, October 2, 1998                  $      25       $     629       $    --         $ (56,815)      $  (2,715)      $ (20,000)
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

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED OCTOBER 3, 1997
(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Impact of
                                                                                                                         Potential
                                           Class A         Class B                                      Cumulative       Repurchase
                                            Common         Common         Capital       Retained        Translation      Feature of
                                            Stock           Stock         Surplus       Earnings         Adjustment     Common Stock
                                            -----           -----         -------       --------         ----------     ------------

Balance, September 27, 1996                $      20       $     227       $    --         $ 309,437      $   5,131       $ (18,614)


Net income                                                                                   146,108



Issuance of Class A common stock to
  employee benefit plans                                                         384


Issuance of Class B common stock                                  24          25,025


Retirement of common  stock                                      (46)        (25,409)        (61,455)

Change during the period                                                                                     (6,145)         (4,640)
                                           ---------       ---------       ---------       ---------      ---------       ---------

Balance, October 3, 1997                   $      20       $     205       $    --         $ 394,090      $  (1,014)      $ (23,254)
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

                                            ARAMARK CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1996
(in thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Impact of
                                                                                                                        Potential
                                   Series C       Class A      Class B                                 Cumulative       Repurchase
                                  Preferred        Common      Common      Capital       Retained      Translation      Feature of
                                    Stock          Stock        Stock      Surplus       Earnings       Adjustment     Common Stock
                                  ---------       -----        -----      -------       --------       ----------     ------------


Balance,  September 29, 1995        $  14,965    $      21    $     235    $    --      $ 247,805       $   8,318      $ (19,060)


Net income                                                                                109,470

Dividends on preferred stock                                                                 (769)


Issuance of Class A common stock
  to employee benefit plans                                                  5,728


Issuance of Class B common stock                                     25     30,519



Retirement of common and preferred
  stock                               (14,965)          (1)         (33)   (36,247)     (47,069)


Change during the period                                                                                   (3,187)          446
                                    ---------    ---------    ---------    ---------    ---------       ---------      ---------

Balance,  September 27, 1996        $    --      $      20    $     227    $    --      $ 309,437       $   5,131      $ (18,614)
                                    =========    =========    =========    =========    =========       =========      =========




The accompanying notes are an integral part of these financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR

The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended October 2, 1998, October 3, 1997 and September 27, 1996 are fifty-two, fifty-three and fifty-two week periods, respectively.

PRINCIPLES OF CONSOLIDATION, ETC.

The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated.

In fiscal 1999, the Company is required to adopt the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of these standards will not have a material impact on results of operations or financial statement disclosures.

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

CURRENCY TRANSLATION

Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a currency translation adjustment in shareholders' equity. Currency transaction gains and losses included in operating results for fiscal 1998, 1997 and 1996 were not significant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CURRENT ASSETS (Continued)

The components of inventories are as follows:

                                                             1998        1997
--------------------------------------------------------------------------------
Food                                                         22.0%       21.1%
Career apparel, safety equipment and linens                  70.3%       64.5%
Parts, supplies and novelties                                 7.7%        7.7%
Magazines and books                                           -           6.7%
--------------------------------------------------------------------------------
                                                            100.0%      100.0%
--------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to operations currently, and replacements and significant improvements are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense in fiscal 1998, 1997 and 1996 was $144.3 million, $136.1 million and $129.1 million, respectively.

GOODWILL

Goodwill, which represents the excess of cost over fair value of the net assets of acquired businesses, is being amortized on a straight-line basis principally over 40 years. The Company develops operating income projections for each of its lines of business and evaluates the recoverability and amortization period of goodwill using these projections. In fiscal 1997, the Company wrote off certain intangible assets as discussed in Note 2. Based upon management's current assessment, the estimated remaining amortization period of goodwill is appropriate and the remaining balance is fully recoverable. Accumulated amortization at October 2, 1998 and October 3, 1997 was $181.2 million and $162.2 million, respectively.

OTHER ASSETS

Other assets consist primarily of investments in 50% or less owned entities, contract rights, customer lists, and long-term receivables. Investments in which the Company owns more than 20% but less than a majority are accounted for using the equity method. Investments in which the Company owns less than 20% are accounted for under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" or the cost method, as applicable. Contract rights and customer lists are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

In fiscal 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Earnings per share is reported on a Common Stock, Class B equivalent basis (which reflects Common Stock, Class A shares converted to a Class B basis, ten for one). Basic earnings per share is based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Earnings per share for prior periods have been restated to conform with the requirements of SFAS No. 128. Share and per share amounts have also been restated to reflect the three-for-one stock split in September 1998. See Note 7. Earnings applicable to common stock and common shares utilized in the calculation of basic and diluted earnings per share are as follows:

                                                           1998            1997            1996
                                                        ---------       ---------       ---------
                                                         (in thousands, except per share data)

Earnings:
       Income before extraordinary item                 $ 133,710       $ 146,108       $ 112,228
       Preferred stock dividends                             --              --              (769)
                                                        ---------       ---------       ---------
          Earnings available to common
             stock before extraordinary item            $ 133,710       $ 146,108       $ 111,459
                                                        =========       =========       =========

Shares:
       Weighted average number of common
          shares outstanding used in basic
          earnings per share calculation                  113,859         125,625         132,954

       Impact of potential exercise opportunities
          under the ARAMARK Ownership Plan                  8,096           6,813           7,364
                                                        ---------       ---------       ---------

       Total common shares used in diluted
          earnings per share calculation                  121,955         132,438         140,318
                                                        =========       =========       =========

       Basic earnings per common share                  $    1.17       $    1.16       $    0.84
                                                        =========       =========       =========

       Diluted earnings per common share                $    1.10       $    1.10       $    0.79
                                                        =========       =========       =========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CASH FLOW INFORMATION

                                           1998            1997         1996
                                        ---------       ---------    ---------
                                                      (in millions)

         Interest Paid                    $109.5          $106.4       $108.1
         Income Taxes Paid                 $54.9           $63.0        $91.4

Significant noncash investing and financing activities are as follows:


o During fiscal 1998, 1997 and 1996, the Company contributed $0.4 million, $0.4 million and $5.7 million, respectively, of Class A Common Stock to its employee benefit plans to fund previously accrued obligations. In addition, during fiscal 1998, 1997 and 1996, the Company contributed $1.9 million, $2.3 million and $1.7 million, respectively, of stock units to its stock unit retirement plan in satisfaction of its accrued obligations. See Note 5.

o During fiscal 1998, the Company contributed assets and liabilities with a net book value of $14 million into a newly formed joint venture. See Note 2.

o During fiscal 1998, 1997 and 1996, the Company received $14.9 million, $10.5 million, and $7.2 million, respectively, of employee notes under its Deferred Payment program as partial consideration for the issuance of Common Stock, Class B. Also, during fiscal 1998, 1997 and 1996, the Company issued subordinated installment notes of $18.4 million, $21.9 million and $26.8 million, respectively, as partial consideration for repurchases of Common Stock. See Note 7.

NOTE 2.  ACQUISITIONS AND DIVESTITURES, ETC.:

In the fourth quarter of fiscal 1998, the Company formed a joint venture between its distributive business and another leading magazine and book wholesaler, Anderson News Corporation. The Company contributed substantially all of its Distributive segment's assets and liabilities in exchange for a minority interest in the venture. In connection with the transaction, the Company recorded a $5 million pre-tax charge, which is reflected as "Other expense/income" in the accompanying consolidated statements of income. The Company will account for its interest in the venture on the cost basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of fiscal 1998, the Company acquired Facilities Resource Management Co., a provider of energy and facilities management consulting services, for approximately $20 million in cash and common stock. The acquisition was accounted for under the purchase method of accounting. The Company's pro forma results of operations for fiscal 1998 and 1997 would not have been materially different assuming the acquisition had occurred at the beginning of the respective periods.

In the second quarter of fiscal 1997, the Company sold an approximate 83% interest in its Spectrum Healthcare Services, Inc. subsidiary (Spectrum). Total consideration was approximately $158 million and included cash ($125 million), notes and a warrant. The transaction resulted in a pre-tax gain of $72.4 million, net of transaction costs and reserves established for indemnification of certain matters related to insurance, legal and other matters ($20 million), and is included in "Other expense/income" in the accompanying consolidated statements of income. No income taxes were provided on the gain due to permanent differences in the underlying book and tax basis of Spectrum. In fiscal 1996, the business had approximately $500 million in annual revenues and a normalized operating margin of approximately 4%. Cash proceeds from the divestiture were used to repay borrowings under the credit facility. Also reflected in other expense/income are pre-tax charges of $69.8 million, primarily to write off certain intangible assets in the Food and Support Services and Distributive segments. These charges were partially offset by a gain of $9.1 million on the sale of an investment in Brylane, Inc., acquired in connection with the fiscal 1996 King-Size divestiture described below.

The amount of the fiscal 1997 charges applicable to the Food and Support Services segment was approximately $30 million due primarily to recognize an impairment of goodwill in a European operation and to reduce certain other assets to net realizable value. The goodwill impairment was determined based on a discounted cash flow basis. The amount of charges applicable to the Distribution segment was $34 million, reflecting an asset writedown which was determined based on estimates of discounted future cash flows and an impairment loss on operations to be divested, which was determined based on preliminary indications of value for those operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At fiscal 1996 yearend, the Company acquired Crest Uniform Company, a provider of uniform apparel to the hospitality and healthcare markets for cash of approximately $95 million. The acquisition was accounted for under the purchase method of accounting. The Company's pro forma results of operations for fiscal 1996 would not have been materially different assuming the acquisition had occurred as of the beginning of the period.

NOTE 3.  EXTRAORDINARY ITEM:

During fiscal 1998, the Company exercised its option to redeem its $100 million 8.5% subordinated notes at a price of 104.25% of the principal amount and also redeemed a $50 million 8% note due April 2002 for a premium. The resultant extraordinary charge on these transactions was $4.5 million or $0.04 per share.

During fiscal 1996, the Company redeemed its $80 million 8.25% senior notes for a premium. The debt extinguishment was financed through the issuance of a $125 million 6.79% senior note. Additionally, the Company replaced its credit facility with a new $1 billion credit facility (See Note 4), writing off the unamortized balance of financing costs related to the old credit facility. The resultant extraordinary charge on these transactions was $2.8 million or $0.02 per share.

NOTE 4.  BORROWINGS:

Long-term borrowings at October 2, 1998 and October 3, 1997 are summarized in the following table:

                                                                  1998               1997
                                                                  ----               ----
                                                                       (in thousands)
SENIOR:
Credit facility borrowings                                      $  429,300          $  370,000
Canadian credit facility                                            31,728              39,350
6.75% notes, due August 2004                                       298,520                --
6.79% note, payable in installments through 2003                   125,000             125,000
7.00% notes, due July 2006                                         299,921                --
7.10% notes, due December 2006                                     124,846             124,827
7.25% notes and debentures due August 2007                          32,160              32,160
8% notes, due April 2002                                            50,000             100,000
8.15% notes, due May 2005                                          150,000             150,000
10-5/8% notes, due August 2000                                     100,000             100,000
Other                                                               59,650              59,482
-----------------------------------------------------------------------------------------------

                                                                 1,701,125           1,100,819
-----------------------------------------------------------------------------------------------

SUBORDINATED:
8.5% subordinated notes, due June 2003                                --               100,000
10% exchangeable debentures and notes, due August 2000              26,689              26,689
Other                                                                 --                 2,338
-----------------------------------------------------------------------------------------------
                                                                    26,689             129,027
-----------------------------------------------------------------------------------------------

OBLIGATIONS UNDER CAPITAL LEASES                                     1,795               2,615
-----------------------------------------------------------------------------------------------
                                                                 1,729,609           1,232,461

Less-current portion                                                24,560              18,517
-----------------------------------------------------------------------------------------------

                                                                $1,705,049          $1,213,944
===============================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The non-amortizing $1.0 billion revolving credit facility ("Credit Agreement") is provided by a group of banks and matures in March 2005. Interest under the Credit Agreement is based on the Prime Rate, LIBOR plus a spread of .18% to .70% (as of October 2, 1998 - .30%) or the Certificate of Deposit Rate plus a spread of .28% to .80% (as of October 2, 1998 - .40%), at the option of the Company. There is a fee of .10% to .30% (as of October 2, 1998 - .15%) on the entire credit facility. The spread and fee margins are based on certain financial ratios as defined.

The non-amortizing C$80 million Canadian revolving credit facility provides for either U.S. dollar or Canadian dollar borrowings and matures in June 2001. Interest on this facility is based on the Canadian Bankers Acceptance Rate, U.S. Prime Rate, Canadian Prime Rate or LIBOR plus a spread of up to 5/8%, as defined. As of October 2, 1998, all borrowings under this facility are payable in Canadian dollars, with a weighted average interest rate of 6.2%. There is a fee of .17% on the entire credit facility.

The Company's ARAMARK Educational Resources, Inc. (AERI) subsidiary also has a $125 million revolving credit facility with a group of banks. The credit facility matures in August 2003, with quarterly commitment reductions of $5 million starting in September 2001, which increase to $6.25 million starting September 2002. Interest under the credit facility is based on the Prime Rate plus a spread of 0% to 1/4% or LIBOR plus a spread of 1/2% to 1%, at the option of AERI. There is a fee of .20% to .375% (as of October 2, 1998 - .20%) on the unborrowed portion of the credit facility. The spread and fee margins are based on certain financial ratios as defined. As of October 2, 1998 there were no borrowings outstanding under this credit facility.

The 6.75% and 7.0% notes may be redeemed, in whole or in part, at any time at the Company's option. The redemption price equals the greater of (i) 100% of the principal amount or (ii) an amount based on the discounted present value of scheduled principal and interest payments, as defined.

The 6.79% note is payable in $25 million annual installments beginning January 1999, with a final maturity of January 2003.

The 7.25% notes and debentures may be exchanged, in whole or in part, at the option of the holder, for 7.10% senior notes due December 2006. The Company has the right to redeem these notes and debentures, at par, upon being presented with a notice of conversion or at any time after June 2004.

The 10-5/8% senior notes require a sinking fund payment of $50 million in August 1999 with a final maturity in August 2000.

The 10% subordinated exchangeable debentures and notes may be exchanged at any time in whole or part, at the option of the holder, for 10-5/8% senior notes due August 2000 at an exchange ratio of .93.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Installment payments on the 6.79% and 10-5/8% notes due in fiscal 1999 have been classified as non-current in the accompanying consolidated balance sheet as the Company has the ability and intent to finance the repayments through additional borrowings under the Credit Agreement. Accrued interest on borrowings totaling $30.4 million at October 2, 1998 and $27.7 million at October 3, 1997 is included in current liabilities as "Other accrued expenses."

The Company utilizes derivative financial instruments, such as interest rate swap and forward exchange agreements to manage changes in market conditions related to debt obligations and foreign currency exposures. At October 2, 1998 and October 3, 1997, the Company has $219 million and $197 million, respectively, of interest rate exchange agreements fixing the rate on a like amount of borrowings under the Credit Agreement at an average effective rate of 6.4% and 6.7%, respectively. As of October 2, 1998, interest rate exchange agreements remain in effect for periods ranging from 1 to 28 months. All interest rate swaps are accounted for as hedges under the accrual method with the net payments under the terms of the swap agreements recognized currently in income as a component of interest expense. Gains or losses on the termination of interest rate swaps are deferred and amortized over the remaining life of the terminated swap agreement. Interest rate swaps, for which the designated debt instrument being hedged is extinguished, are accounted for on the fair value method from the extinguishment date, if not concurrently terminated, with gains and losses recognized currently in the consolidated statement of income. The Company has a $24 million foreign currency swap agreement maturing in August 2000. This swap hedges the currency exposure of its net investment in Spain and accordingly, gains and losses on the currency swap are recorded as a component of the cumulative translation adjustment. The counterparties to the above derivative agreements are major international banks. The Company continually monitors its positions and credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

The following summarizes the fair value of the Company's financial instruments as of October 2, 1998 and October 3, 1997. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

                                                        1998                               1997
                                            ------------------------------      ---------------------------

                                              Carrying            Fair           Carrying           Fair
Asset/(Liability) in millions                  Amount             Value           Amount            Value
                                             ----------        ----------       ----------        ---------

Long-term debt                               $(1,729.6)        $(1,793.0)      $(1,232.5)         $(1,263.5)
Interest rate swap agreements                   -                   (3.9)           -                  (0.7)
Foreign currency swap agreement                    2.4               1.1             3.6                2.8

The Credit Agreement contains restrictive covenants which provide, among other things, limitations on liens, dispositions of material assets and repurchases of capital stock. The terms of the Credit Agreement also require that the Company maintain certain specified minimum ratios of cash flow to fixed charges and to total borrowings and certain minimum levels of net worth (as defined). At October 2, 1998, the Company was in compliance with all of these covenants. Assets with a net book value of $2.2 million at October 2, 1998, are subject to liens under several of the Company's borrowing arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  BORROWINGS:  (Continued)

Long-term borrowings maturing in the next five years, excluding capital lease obligations, are as follows:

                                                         Amount
                                                    (in thousands)
                                                    --------------

                    1999                                $ 23,962
                    2000                                 109,074
                    2001                                  57,020
                    2002                                  75,290
                    2003                                  25,259

NOTE 5.  EMPLOYEE PENSION AND PROFIT SHARING PLANS:

In the United States, the Company maintains qualified contributory and non-contributory retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. Qualified non-contributory profit sharing plans are maintained by certain businesses, with annual contributions determined by management. The Company has a non-qualified stock unit retirement plan for certain employees. The total expense of the above plans for fiscal 1998, 1997 and 1996 was $15.7 million, $15.5 million and $15.7 million, respectively. During fiscal 1998, 1997 and 1996, the Company contributed 4,161 shares, 5,985 shares and 97,425 shares, respectively, of Common Stock, Class A to these plans to partially fund previously accrued obligations. In addition, during fiscal 1998, 1997 and 1996, the Company contributed to the stock unit retirement plan 163,873 stock units, 363,555 stock units and 314,814 stock units, respectively, which are convertible into Common Stock, Class B, in satisfaction of its accrued obligations. Shares contributed to these plans have been adjusted to reflect the stock split described in Note 7. The value of the stock units was credited to capital surplus. The Company participates in various multi-employer union administered pension plans. Contributions to these plans, which are primarily defined benefit plans, result from contractual provisions of labor contracts and were $14.8 million, $14.4 million and $13.6 million for fiscal 1998, 1997 and 1996, respectively.

Additionally, the Company maintains several contributory and non-contributory defined benefit pension plans, primarily in Canada and the United Kingdom. The projected benefit obligation of these plans as of October 2, 1998, which is fully funded, was $51.8 million. Pension expense related to these plans is not material to the consolidated financial statements.

NOTE 6.  INCOME TAXES:

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires deferred tax assets or liabilities to be recognized for the estimated future tax effects of temporary differences between the financial reporting and tax bases of the Company's assets and liabilities based on the enacted tax law and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. In September 1998 and June 1996 the Company settled certain prior years' tax returns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income before income taxes, including the effects of other expense/income (See Note 2), by source of income are as follows:


                                                                             1998                    1997                1996
---------------------------------------------------------------------------------------------------------------------------------

                                                                                               (in thousands)
United States                                                            $ 188,132                 $ 221,710           $  172,572

Non-U.S                                                                     27,640                    (5,863)               6,587
---------------------------------------------------------------------------------------------------------------------------------
                                                                         $ 215,772                 $ 215,847           $  179,159
=================================================================================================================================

The provision for income taxes, including the effects of other expense/income (See Note 2), consists of:

                                                                            1998                    1997                 1996
---------------------------------------------------------------------------------------------------------------------------------
                                                                                              (in thousands)
Current:
  Federal                                                                $  51,001                 $  60,370           $   73,919
  State and local                                                            7,643                    13,366               17,335
  Non-U.S                                                                   11,876                     7,052                3,281
---------------------------------------------------------------------------------------------------------------------------------
                                                                            70,520                    80,788               94,535
---------------------------------------------------------------------------------------------------------------------------------

Deferred:
  Federal                                                                    9,369                    (8,027)             (23,210)
  State and local                                                            2,171                    (3,494)              (5,379)
  Non-U.S                                                                        2                       472                  985
---------------------------------------------------------------------------------------------------------------------------------
                                                                            11,542                   (11,049)             (27,604)
---------------------------------------------------------------------------------------------------------------------------------
                                                                         $  82,062                 $  69,739           $   66,931
=================================================================================================================================

The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following:

                                                                               1998                    1997               1996
---------------------------------------------------------------------------------------------------------------------------------
                                                                                            (% of pre-tax income)
United States statutory income tax rate                                       35.0%                     35.0%               35.0%
Increase (decrease) in taxes, resulting from:
   State income taxes, net of Federal tax benefit                              3.9                       3.0                 4.3
   Permanent book/tax difference related to the sale of Spectrum              --                       (11.3)                --
   Permanent book/tax differences, primarily
      resulting from purchase accounting                                       3.6                       8.4                 2.1
   Favorable impact of tax settlements                                        (3.2)                     --                  (2.8)
   Tax credits and other                                                      (1.3)                     (2.8)               (1.2)
---------------------------------------------------------------------------------------------------------------------------------
Effective income tax rate                                                     38.0%                     32.3%               37.4%
=================================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 2, 1998 and October 3, 1997, the components of deferred taxes are as follows:

                                                         1998             1997
                                                       --------         --------
                                                            (in thousands)
Deferred tax liabilities:
         Property and equipment                        $ 70,379         $ 57,720
         Inventory                                        5,428            5,066
         Investments                                     13,520           15,709
         Other                                           11,061           11,928
                                                       --------         --------
                  Gross deferred tax liability          100,388           90,423
                                                       --------         --------

Deferred tax assets:
         Insurance                                     $  8,694         $ 11,815
         Employee compensation and benefits              41,318           36,077
         Accruals and allowances                         29,917           33,159
         Intangibles                                      5,458            4,147
         Other                                            1,943            2,414
                                                       --------         --------
                  Gross deferred tax asset               87,330           87,612
                                                       --------         --------
                  Net deferred tax liability           $ 13,058         $  2,811
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

On June 15, 1998, the Company completed a cash tender offer (the "Tender Offer") for outstanding shares of its Class A common stock at a price of $500 per share (pre-split). Pursuant to the Tender Offer, the Company repurchased 1,062,485 shares (pre-split) for an aggregate purchase price of $531.2 million plus transaction costs. The purchase price was financed through additional borrowings under the Credit Agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 2, 1998, the Company's stock option plans provided for the issuance of up to 134,584,926 options to purchase shares of Common Stock, Class
B. The Company granted installment stock purchase opportunities under its stock ownership program in fiscal 1998, 1997 and 1996 which provide for the purchase of shares of Common Stock, Class B. Installment stock purchase opportunities are exercisable in six annual installments with the exercise price of each purchase opportunity equal to the current fair market value at the time the purchase opportunity is granted. The Company has a program to grant non-qualified stock options to additional qualified employees on an annual basis. Under the program, options vest after three years and may be exercised for a period of three years after vesting. The exercise price of each option is equal to the current fair market value at the date of grant. In fiscal 1998, 1997 and 1996, the Company granted cumulative installment stock purchase opportunities under its existing stock ownership program which are similar to the installment stock purchase opportunities discussed above; however, any purchase opportunities not exercised during an installment period may be carried forward to subsequent installment periods. The Company has a Deferred Payment Program which enables holders of non-qualified stock options and installment purchase opportunities to defer a portion of the total amount required to exercise the options. Interest currently accrues on deferred payments at 8.25% compounded annually and is payable when the deferred payments are due. At October 2, 1998 and October 3, 1997, the receivables from individuals under the Deferred Payment Program were $35.7 million and $26.6 million, respectively, which are reflected as a reduction of Shareholders' Equity. The Company holds as collateral all shares purchased in which any portion of the purchase price is financed under the Deferred Payment Program until the deferred payment is received from the individual by the Company. Status of the options under the various ownership programs, adjusted to reflect the three-for-one stock split, follows:

                                                     Number of Shares                      Average Option Price
                                      --------------------------------------------    -----------------------------
                                          1998           1997            1996           1998       1997       1996
                                      ------------   -------------   -------------     ------     ------     -------

Outstanding at beginning of year          26,832,636     31,103,952      30,321,597     $4.74      $4.06      $3.49
Options granted                            9,634,800     10,371,000      12,399,300     $7.47      $5.54      $4.92
Options exercised                          7,228,446      7,289,349       5,814,426     $4.43      $3.23      $2.94
Canceled/Forfeited                         4,537,785      7,352,967       5,802,519     $5.27      $4.31      $3.89
Outstanding at end of year                24,701,205     26,832,636      31,103,952     $5.78      $4.74      $4.06
Exercisable at end of year                    81,840        193,176       1,619,160     $1.52      $2.96      $1.24

The exercise prices on outstanding options at October 2, 1998 range from $1.44 to $10.70 with a weighted average remaining life of approximately three years. The Company has reserved 26,805,387 shares of Common Stock, Class B at October 2, 1998 for issuance of stock pursuant to its employee ownership and benefit programs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    1998            1997             1996
                                    ----            ----             ----

Net Income
     As reported                  $129,236        $146,108        $109,470
     Pro forma                    $125,658        $143,570        $108,199
Earnings per share
     As reported:
        Basic                        $1.14           $1.16          $0.82
        Diluted                      $1.06           $1.10          $0.77

     Pro forma:
        Basic                        $1.10           $1.14          $0.81
        Diluted                      $1.03           $1.08          $0.77

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to fiscal 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair value of options granted in fiscal 1998, 1997 and 1996 was $1.12, $0.88 and $0.82 per option, respectively, adjusted to reflect the three-for-one stock split. As the Company's stock is not publicly traded, the fair value of each option was estimated on the grant date using the minimum value method (which excludes a volatility assumption), with the following assumptions:

                                    1998             1997             1996
                                 ------------     -------------    ------------

Risk-free interest rate          5.3 - 5.9%        5.2 - 6.1%      5.4 - 5.9%
Expected life in years                 3.2               3.2             3.5
Dividend yield                           0%                0%              0%

The Company and its shareholders are parties to an Amended and Restated Shareholders' Agreement. Pursuant to this agreement, holders of common stock who are individuals, upon their death, complete disability or normal retirement, may cause the Company to repurchase up to 30% of their shares for cash at the then appraised value, but only to the extent such repurchase by the Company is permitted under the Credit Agreement. Under this Credit Agreement restriction, repurchases of capital stock cannot exceed an aggregate limit, which amount was $20 million at October 2, 1998 and $23.3 million at October 3, 1997. Pursuant to interpretations of its rules related to "Redeemable Preferred Stock," the Securities and Exchange Commission has requested that these amounts representing the Company's potential repurchase of its Common Stock be presented as a separate item and accordingly, the Company's Shareholders' Equity reflects this reclassification in the consolidated financial statements. Also, the Shareholders' Agreement provides that the Company may, at its option, repurchase shares from individuals who are no longer employees. Such repurchased shares may be resold to others including replacement personnel at prices equal to or greater than the repurchase price. Generally, payment for shares repurchased can be, at the Company's option, in cash or subordinated installment notes, which are subordinated to all other indebtedness of the Company. Interest on these notes is payable semi-annually and principal payments are made annually over varying periods not to exceed ten years. The noncurrent portion of these notes ($44.1 million as of October 2, 1998 and $50.9 million as of October 3, 1997) is included in the consolidated balance sheets as "Other Noncurrent Liabilities" and the current portion of these notes ($26.0 million as of October 2, 1998 and $19.9 million as of October 3, 1997) is included in the consolidated balance sheets as "Accounts Payable."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  COMMITMENTS AND CONTINGENCIES:
                                             1998                1997
------------------------------------------------------------------------

                                                   (in thousands)
Facilities under capital leases              $8,958          $10,992
Less-accumulated amortization                 7,686            8,961
------------------------------------------------------------------------
                                             $1,272          $ 2,031
========================================================================

Rental expense for all operating leases was $143.2 million, $129.7 million, and $128.6 million for fiscal 1998, 1997 and 1996, respectively.

Following is a schedule of the future minimum rental commitments under all noncancelable leases as of October 2, 1998:

Fiscal Year                                 Operating              Capital
------------------------------------------------------------------------------
                                                    (in thousands)
    1999                                  $146,478                  $848
    2000                                    83,860                   632
    2001                                    72,595                   255
    2002                                    56,248                   128
    2003                                    50,103                    59
    Subsequent years                       122,504                    55
------------------------------------------------------------------------------
Total minimum rental obligations          $531,788                 1,977
==============================================================================

Less-amount representing interest                                    182

Present value of capital leases                                    1,795
Less-current portion                                                 598
------------------------------------------------------------------------------
Noncurrent obligations under capital leases                       $1,197
==============================================================================

The Company has capital commitments of approximately $37 million at October 2, 1998 in connection with several long-term concession contracts. The Company is party to certain claims and litigation arising in the ordinary course of business. The Company believes it has meritorious defenses to these claims and is of the opinion that adequate reserves have been provided for the ultimate resolution of these matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                  1998                1997           1996
                               ----------          ----------      ---------
                                                (in thousands)

Revenues                      $3,656,571           $3,464,051     $3,200,388
Cost of services provided      3,422,640            3,256,787      3,024,136
Net income                        40,842               20,690         15,503


                                   1998               1997
                               -----------         ----------
                                       (in thousands)

Current assets                $  451,050           $  407,978
Noncurrent assets              2,079,782            1,558,010
Current liabilities              545,406              507,179
Noncurrent liabilities         1,823,868            1,333,759

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. QUARTERLY RESULTS (Unaudited):

The following table summarizes quarterly financial data for fiscal 1998 and 1997:


                                                             Fiscal Quarter
                                         ------------------------------------------------------
1998                                      First          Second         Third          Fourth(1)         Year
------------------------------------------------------------------------------------------------------------------
                                                      (in thousands, except earnings per share)

Revenues                                 $1,590,661     $1,592,214     $ 1,634,325     $1,560,076       $6,377,276
Cost of services provided                 1,441,708      1,461,334       1,478,760      1,378,895        5,760,697
Income before extraordinary item             30,077         18,658          37,169         47,806          133,710
Extraordinary item (2)                            -          1,559           2,915              -            4,474
Net income                                   30,077         17,099          34,254         47,806          129,236
Diluted earnings per share:
   Income before extraordinary item            $.23           $.14            $.30           $.49            $1.10
   Net income                                  $.23           $.13            $.27           $.49            $1.06


                                                            Fiscal Quarter
                                         ------------------------------------------------------
1997                                     First           Second(3)      Third         Fourth(4)           Year
-------------------------------------------------------------------------------------------------------------------
                                                   (in thousands, except earnings per share)

Revenues                                 $1,686,751     $1,458,017      $1,531,614     $1,634,035       $6,310,417
Cost of services provided                 1,540,226      1,336,421       1,384,834      1,453,921        5,715,402
Net income                                   27,655         87,952          30,134            367          146,108
Diluted earnings per share:
   Net income                                  $.21           $.65            $.23           $  -            $1.10

(1) Fiscal 1998 fourth quarter results reflect charges relating to the contribution of the Company's distributive business into a joint venture. See Note 2.
(2)  See Note 3.
(3)  Fiscal 1997 second quarter results reflect the sale of Spectrum. See Note
     2.
(4) Fiscal 1997 fourth quarter results reflect charges primarily related to asset realization. See Note 2. Also, fiscal 1997 was a fifty-three week year with the fourth quarter being a fourteen week period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BUSINESS SEGMENTS:

The Company provides or manages services in the following business segments:

Food and Support Services - Food, refreshment, specialized dietary and support services, including maintenance and housekeeping, provided to business, educational, governmental and medical institutions and in recreational and other facilities serving the general public. Fiscal 1997 operating income includes charges of approximately $30 million related primarily to asset realization. See
Note 2.

Uniform and Career Apparel - Rental of personalized work apparel and linens for business and institutions on a contract basis and the direct marketing of work clothing, safety equipment and accessories. Fiscal 1997 operating income includes a $9 million gain on the sale of an investment and charges of approximately $6 million related primarily to asset realization. See Note 2. Fiscal 1996 operating income includes the $37 million gain on the sale of a division and charges of approximately $5 million related to changes in estimates regarding asset realization and environmental matters. See Note 2.

Health and Educational Resources - Provider of educational and child care services at both company operated and customer facilities. In 1997 the Company sold an approximate 83% interest in Spectrum, a provider of general management and specialized services to emergency rooms, and other hospital specialties, and medical services to correctional institutions. See Note 2. The Spectrum operations contributed 29% and 63% of segment revenues and 4% and 32% of segment operating income in fiscal 1997 and 1996, respectively. Fiscal 1997 operating income includes the gain of $72 million from the sale of Spectrum. Fiscal 1996 operating income includes charges of approximately $13 million for insurance claims and real estate exposures. See Note 2.

Distributive - Wholesale distribution of magazines and other published materials to retail locations patronized by the general public. Distributive Segment operating results were severely impacted by higher operating costs related to servicing customers and reduced margins resulting from increased competition and consolidation in the magazine wholesale distribution industry. Fiscal 1997 includes charges of approximately $34 million related to asset realization. See
Note 2. In July 1998, the Company contributed substantially all of the Distributive segment operations into a joint venture and recorded a $5 million pre-tax charge in connection with the transaction. See Note 2.

Revenues by segment are substantially comprised of services to unaffiliated customers and clients. Operating income reflects expenses directly related to individual segments plus an allocation of expenses applicable to more than one segment. General corporate expenses include expenses not specifically identifiable with an individual segment. Fiscal 1998 General Corporate expenses include costs related to several corporate development and strategic initiatives. Fiscal 1996 General Corporate expenses reflect reserves established for asset realization, legal and other matters. See Note 2. Direct selling expenses are approximately 1% of revenues for fiscal 1998, 1997 and 1996. Corporate assets consist principally of goodwill not allocable to any individual segment and other noncurrent assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  Revenues                          Depreciation and Amortization
                                 ------------------------------------------     ------------------------------------
                                     1998           1997           1996           1998        1997          1996
                                 -----------     -----------     ---------      --------     -------       --------
                                                                      (in millions)
Food and Support Services            $4,342.3       $4,131.4       $3,816.0       $102.8      $100.2         $96.5
Uniform and Career Apparel            1,308.4        1,252.2        1,049.2         60.1        58.4          52.2
Health and Educational Resources        360.8          466.0          781.0         18.8        18.2          19.6
Distributive                            365.8          460.8          476.3         12.0        12.3           8.3
Corporate                                   -              -              -          2.1         2.6           6.2
                                     --------       --------       --------       ------      ------       -------

            Total                    $6,377.3       $6,310.4       $6,122.5       $195.8      $191.7        $182.8
                                     ========       ========       ========       ======      ======       =======



                                                                         Operating Income
                                                       ------------------------------------------------------
                                                                          (in millions)
                                                        1998                  1997                   1996
                                                      ------                 ------                 ------

Food and Support Services                           $  229.6               $  170.4               $  166.9
Uniform and Career Apparel                             116.4                  124.0                  140.2
Health and Educational Resources                        31.5                  103.5                   26.8
Distributive                                           (20.3)                 (49.6)                  (6.0)
                                                      ------                 ------                 ------
                                                       357.2                  348.3                  327.9
General Corporate and Other Expenses                   (24.1)                 (16.4)                 (32.7)
                                                      ------                 ------                 ------
Operating Income                                       333.1                  331.9                  295.2
Interest Expense, Net                                 (117.3)                (116.0)                (116.0)
                                                      ------                 ------                 ------
Income Before Income Taxes
   and Extraordinary Item                           $  215.8               $  215.9               $  179.2
                                                      ======                 ======                 ======




                                           Capital Expenditures                           Identifiable Assets
                                   ---------------------------------         --------------------------------------
                                     1998        1997          1996            1998         1997             1996
                                    ------      ------        ------          ------       ------           -------
                                                                   (in millions)
Food and Support Services           $ 97.7       $ 97.3        $99.5         $1,327.3       $1,258.8        $1,286.4
Uniform and Career Apparel            47.1         66.7         57.7          1,053.3        1,042.0         1,000.8
Health and Educational Resources      24.1         36.0         39.2            219.8          210.4           308.3
Distributive                          12.0          1.5          4.6             28.7          138.0           174.1
Corporate                               .7           .5          1.0            112.2          104.4            75.2
                                    ------       ------       ------         --------       --------        --------

                                    $181.6       $202.0       $202.0         $2,741.3       $2,753.6        $2,844.8
                                    ======       ======       ======         ========       ========        ========


Most services are provided in the United States, with operations also being conducted in Belgium, Canada, the Czech Republic, Germany, Hungary, Japan, Korea, Mexico, Spain and the United Kingdom. The Company's non-U.S. operations for each year contributed approximately 15% of total revenues and 10% of total operating income (excluding the effect of other expense/income), and identifiable assets for these operations were approximately 9% of the total.

                      ARAMARK CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               ARAMARK CORPORATION
                                 BALANCE SHEETS
                       OCTOBER 2, 1998 AND OCTOBER 3, 1997
                                 (in thousands)

                                       ASSETS
                                       ------

                                                                              1998                     1997
                                                                         -------------             ------------
Current Assets:
         Receivables                                                    $       933                 $    1,186
         Inventories                                                             23                         23
         Prepayments                                                          1,565                      2,880
                                                                        -----------                 -----------

                  Total current assets                                        2,521                       4,089
                                                                        -----------                 -----------

Property & Equipment, net                                                     2,947                       5,671

Investment in Subsidiaries                                                1,214,682                     977,599

Notes Receivable from ARAMARK Services, Inc.                                     --                     100,000

Other Assets                                                                  1,669                       2,274
                                                                        -----------                 -----------
                                                                        $ 1,221,819                 $ 1,089,633
                                                                        ===========                 ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------

Current Liabilities:
         Accounts payable                                               $    29,963                 $    22,238
         Accrued expenses                                                    24,689                      14,924
                                                                        -----------                 -----------

                  Total current liabilities                                  54,652                      37,162
                                                                        -----------                 -----------

Long-Term Borrowings                                                         26,701                     129,029

Other Noncurrent Liabilities                                                 59,342                      65,264

Payable to Subsidiaries                                                   1,140,000                     464,877

Common Stock Subject to Potential Repurchase Under
  Provisions of Shareholders' Agreement                                      20,000                      23,254

Shareholders' Equity (Deficit) Excluding Common Stock
  Subject to Repurchase:
         Class A common stock, par value $.01                                    25                          20
         Class B common stock, par value $.01                                   629                         205
         Earnings retained for use in the business                          (56,815)                    394,090
         Cumulative translation adjustment                                   (2,715)                     (1,014)
         Impact of potential repurchase feature of
            common stock                                                    (20,000)                    (23,254)
                                                                        -----------                 -----------
                  Total                                                     (78,876)                    370,047
                                                                        -----------                 -----------

                                                                        $ 1,221,819                 $ 1,089,633
                                                                        ===========                 ===========

The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                               ARAMARK CORPORATION
                              STATEMENTS OF INCOME
         FOR THE FISCAL YEARS ENDED OCTOBER 2, 1998, OCTOBER 3, 1997 AND
                               SEPTEMBER 27, 1996
                               (in thousands)

                                                                     1998                1997             1996
                                                                ------------         ----------       ----------

Equity in Net Income of Subsidiaries                               $129,236          $146,108         $109,470
                                                                   --------          --------         --------

Management Fee Income                                                34,853            35,342           49,677
                                                                   --------          --------         --------

General and Administrative Expenses                                  24,885            27,320           39,425
                                                                   --------          --------         --------

Interest (Income) Expense -

             Intercompany interest income                            (5,568)           (8,663)          (8,477)

             Interest expense                                        10,678            16,685           18,729
                                                                   --------          --------         --------

Interest Expense, net                                                 5,110             8,022           10,252
                                                                   --------          --------         --------

             Income before income taxes                             134,094           146,108          109,470

Provision for Income Taxes                                            1,943                 -                -
                                                                   --------          --------         --------

Income Before Extraordinary Item                                    132,151           146,108          109,470

Extraordinary Item Due to Early Extinguishments
  of Debt (net of income taxes of $1,943 in 1998)
                                                                      2,915                 -                -
                                                                   --------          --------         --------


             Net income                                            $129,236          $146,108         $109,470
                                                                   ========          ========         ========







The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                               ARAMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
         FOR THE FISCAL YEARS ENDED OCTOBER 2, 1998, OCTOBER 3, 1997 AND
                               SEPTEMBER 27, 1996
                                 (in thousands)

                                                                     1998                1997             1996
                                                                ------------         ----------       ----------


Cash flows from operating activities:
      Net income                                                   $ 129,236         $ 146,108            $109,470
      Equity in net income of subsidiaries                          (129,236)         (146,108)           (109,470)
      Extraordinary item                                               2,915                 -                   -
      Other, primarily noncash working capital                           256            (6,204)                445
                                                                   ---------         ---------            --------

Net cash provided by (used in) operating activities                    3,171            (6,204)                445
                                                                   ---------         ---------            --------


Cash flows from investing activities:
      Purchases of property and equipment                               (732)             (469)               (968)
      Other                                                             (117)             (322)              3,474
                                                                   ---------         ---------            --------

Net cash provided by (used in) investing activities                     (849)             (791)              2,506
                                                                   ---------         ----------           --------


Cash flows from financing activities:
      Payment of long-term borrowings including
          premiums                                                  (106,563)           (32,160)            (4,225)
      Change in notes receivable from
         ARAMARK Services, Inc.                                      100,000                  -                  -
      Change in intercompany payable to
         subsidiaries                                                573,473             90,280             49,600
      Redemption of preferred stock                                        -                  -             (6,359)
      Proceeds from issuance of common stock                          22,303             14,338             13,949
      Repurchase of common stock                                    (591,535)           (65,463)           (54,849)
      Payment of preferred stock dividend                                  -                  -             (1,067)
                                                                   ---------         ----------           --------


Net cash provided by (used in) financing activities                   (2,322)             6,995             (2,951)
                                                                   ---------         ----------           --------


Change in cash                                                     $       -           $      -           $      -
                                                                   =========         ==========           ========



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




Note 2.

     The Company has guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $1.7 billion on October 2, 1998. See Note 4 to the Company's consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   FOR THE FISCAL YEARS ENDED OCTOBER 2, 1998,
                     OCTOBER 3, 1997 AND SEPTEMBER 27, 1996


                                                                  Additions                       Reductions
                                                         --------------------------   -----------------------------
                                            Balance,     Acquisition                   Divestiture       Deductions       Balance,
                                          Beginning of      of           Charged to         of              from           End of
Description                               Fiscal Year    Businesses        Income       Businesses       Reserves(1)    Fiscal Year
-----------                               -----------    ----------        ------       ----------       -----------    -----------
                                                                           (in thousands)

Fiscal Year 1998
----------------

Reserve for doubtful accounts,
advances & current notes receivable       $23,158         $   779         $12,209         $   3,739         $ 7,950       $24,457
                                          =======         =======         =======         =========         =======       =======



Fiscal Year 1997
----------------

Reserve for doubtful accounts,
advances & current notes receivable       $16,973         $   141         $16,287         $   1,988         $ 8,255       $23,158
                                          =======         =======         =======         =========         =======       =======



Fiscal Year 1996
----------------

Reserve for doubtful accounts,
advances & current notes receivable       $15,996         $   831         $ 6,875         $    --           $ 6,729       $16,973
                                          =======         =======         =======         =========         =======       =======



    (1) Allowances granted and amounts determined not to be collectible.

                                INDEX TO EXHIBITS

         3.1 Restated Certificate of Incorporation is incorporated by reference to the Company'squarterly report on Form 10-Q for the fiscal quarter ended July 3, 1998

         3.2 Corporate By-Laws, as amended, are incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended July 3, 1998

         3.3      Amendment to By-Laws dated November 10, 1998

         4.1 Amended and Restated Stockholders' Agreement is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994

         4.2 Amended and Restated Registration Rights Agreement is incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended April 1, 1988

                  Long-term debt instruments authorizing debt which does not exceed 10% of the total consolidated assets of the Company are not filed herewithin but will be furnished on request of the Commission

         10.1 Restated Employment Agreement dated November 13, 1991 with Joseph Neubauer is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1991

         10.3 Agreement relating to employment and post-employment competition dated May 6, 1986 with James E. Ksansnak is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1989

         10.4 Agreement relating to employment and post-employment competition dated October 4, 1991 with William Leonard is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1993

         10.5 Agreement relating to employment and post-employment competition dated December 19, 1983 with Martin W. Spector is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1989

         10.6 Agreement relating to employment and post-employment competition dated June 7, 1993 with L. Frederick Sutherland is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1996

         10.8 Credit and Guaranty Agreement dated January 7, 1998 and amendments thereto dated May 7, 1998 and September 10, 1998

         12       Ratio of Earnings to Fixed Charges

         21       Subsidiaries of Registrant

         23       Consent of Arthur Andersen LLP, Independent Public Accountants

         24       Powers of Attorney

         27       Financial Data Schedule