Form 10-Q
period 1999-01-01
ARAMARK CORP
filed 1999-02-16
CIK 757523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended January 1, 1999            Commission file number 1-8827
                               ----------------                                  ------


                               ARAMARK CORPORATION
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          23-2319139
--------------------------------                        ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)


            ARAMARK Tower
         1101 Market Street
      Philadelphia, Pennsylvania                                 19107
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)


                                 (215) 238-3000
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes     X         No
                                                ----------        ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at January 29, 1999:              2,724,534
Class B common stock outstanding at January 29, 1999:             66,662,419
------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)

                                     ASSETS
                                     ------

                                                                           January 1,               October 2,
                                                                              1999                    1998
                                                                          ------------            ------------
Current Assets:
       Cash and cash equivalents                                          $     31,676            $     20,614
       Receivables                                                             533,466                 526,506
       Inventories, at lower of cost or market                                 363,763                 361,451
       Prepayments and other current assets                                    126,314                  60,734
                                                                           -----------             -----------

              Total current assets                                           1,055,219                 969,305
                                                                           -----------              ----------

Property and Equipment, net                                                    864,479                 874,393

Goodwill                                                                       598,929                 603,937

Other Assets                                                                   299,785                 293,664
                                                                            ----------             -----------

                                                                            $2,818,412              $2,741,299
                                                                            ==========              ==========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
                                  ------------------------------------

Current Liabilities:
       Current maturities of long-term borrowings                         $     19,521            $     24,560
       Accounts payable                                                        345,754                 373,696
       Accrued expenses and other liabilities                                  533,376                 502,482
                                                                           -----------             -----------

              Total current liabilities                                        898,651                 900,738
                                                                           -----------             -----------

Long-Term Borrowings                                                         1,744,750               1,705,049
Deferred Income Taxes and Other Noncurrent Liabilities                         191,753                 194,388

Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                                        20,000                  20,000


Shareholders' Equity/(Deficit) Excluding Common Stock
   Subject to Repurchase:
       Class A common stock, par value $.01                                         27                      25
       Class B common stock, par value $.01                                        625                     629
       Capital surplus                                                          10,015                    -
       Earnings retained for use in the business                               (26,732)                (56,815)
       Cumulative translation adjustment                                          (677)                 (2,715)
       Impact of potential repurchase feature of
         common stock                                                          (20,000)                (20,000)
                                                                          ------------            ------------

              Total                                                            (36,742)                (78,876)
                                                                          ------------            -------------

                                                                            $2,818,412              $2,741,299
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

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                                                 For the Three Months Ended
                                                                              --------------------------------
                                                                              January 1,            January 2,
                                                                                 1999                 1998
                                                                              ---------             ----------
Revenues                                                                     $1,588,623             $1,590,661
                                                                             ----------             ----------


Costs and Expenses:

       Cost of services provided                                              1,438,505              1,441,708
       Depreciation and amortization                                             45,821                 47,450
       Selling and general corporate expenses                                    19,485                 22,350
                                                                            -----------          --------------

                                                                              1,503,811              1,511,508
                                                                             ----------            -----------

       Operating income                                                          84,812                 79,153

Interest Expense, net                                                            34,536                 25,762
                                                                           ------------          -------------

       Income before income taxes                                                50,276                 53,391

Provision for Income Taxes                                                       20,193                 23,314
                                                                           ------------          -------------

       Net income                                                           $    30,083          $      30,077
                                                                            ===========          =============


Earnings Per Share:
       Basic                                                                      $.33                    $.25
                                                                                  ====                    ====

       Diluted                                                                    $.30                    $.23
                                                                                  ====                    ====





The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)

                                                                                    For the Three Months Ended
                                                                                   -----------------------------
                                                                                    January 1,        January 2,
                                                                                       1999             1998
                                                                                    ----------       -----------
Cash flows from operating activities:
     Net income                                                                    $   30,083          $  30,077
     Adjustments to reconcile net income to net
       cash used in operating activities:
           Depreciation and amortization                                               45,821             47,450
           Income taxes deferred                                                        1,001              1,708
     Changes in noncash working capital                                               (67,515)          (132,343)
     Other operating activities                                                        (3,279)            (6,543)
                                                                                   ----------        -----------

Net cash provided by (used in) operating activities                                     6,111            (59,651)
                                                                                  -----------         ----------

Cash flows from investing activities:
     Purchases of property and equipment                                              (29,824)           (24,935)
     Disposals of property and equipment                                                4,474              5,629
     Sale of investments                                                                 -                 3,718
     Divestiture of certain businesses                                                  1,219             19,291
     Acquisition of certain businesses                                                 (1,759)            (9,175)
     Other investing activities                                                        (2,178)            (5,977)
                                                                                  -----------        -----------

Net cash used in investing activities                                                 (28,068)           (11,449)
                                                                                   ----------         ----------
Cash flows from financing activities:
     Proceeds from additional long-term borrowings                                     42,270             69,047
     Payment of long-term borrowings                                                   (7,608)            (2,164)
     Repurchase of stock                                                               (3,734)            (3,300)
     Proceeds from issuance of common stock                                             2,091              1,598
                                                                                  -----------        -----------
Net cash provided by financing activities                                              33,019             65,181
                                                                                   ----------         ----------

Increase (decrease) in cash and cash equivalents                                       11,062             (5,919)

Cash and cash equivalents, beginning of period                                         20,614             27,352
                                                                                  -----------         ----------

Cash and cash equivalents, end of period                                           $   31,676         $   21,433
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


(2)      CAPITAL STOCK:
         -------------

         During the first quarter of fiscal 1999, pursuant to the ARAMARK Ownership Program, employees purchased 574,380 shares or $3.0 million of Class B Common Stock for $2.1 million cash plus $.9 million of deferred payment obligations.


(3)      SUPPLEMENTAL CASH FLOW INFORMATION:
         -----------------------------------

         The Company made interest payments of $22.7 million and $29.5 million and income tax payments of $18.4 million and $5.4 million during the first quarter of fiscal 1999 and 1998, respectively. During the first quarter of fiscal 1999, the Company purchased $3.7 million of its Class B Common Stock.


(4)      ARAMARK SERVICES, INC. AND SUBSIDIARIES:
         ----------------------------------------

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

                                                                     For the Three Months Ended
                                                              January 1,              January 2,
                                                                 1999                   1998
                                                              ----------             -----------
                                                                        (in millions)
            Revenues                                             $1,017.3                $922.8
            Cost of services provided                               947.1                 861.5
            Net income                                               13.9                  13.3

                                                               January 1,              October 2,
                                                                 1999                     1998
                                                               ----------              ----------
                                                                         (in millions)
            Current assets                                      $   505.9               $   451.1
            Noncurrent assets                                     2,125.4                 2,079.8
            Current liabilities                                     589.3                   545.4
            Noncurrent liabilities                                1,864.6                 1,823.9

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)      EARNINGS PER SHARE:
         ------------------

         The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Earnings per share is reported on a Common Stock, Class B equivalent basis (which reflects Common Stock, Class A shares converted to a Class B basis, ten for one). Basic earnings per share is based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Share and per share amounts for the prior year period have been restated to reflect the three-for-one stock split in September 1998. Earnings applicable to common stock and common shares utilized in the calculation of basic and diluted earnings per share are as follows:

                                                                                Three Months Ended
                                                                       --------------------------------------
                                                                       January 1,                  January 2,
                                                                          1999                        1998
                                                                       ----------                  ----------
                                                                       (in thousands, except per share data)
         Earnings:
           Net income                                                    $30,083                    $30,077
                                                                         =======                    =======

         Shares:
           Weighted average number of common
              shares outstanding used in basic
              earnings per share calculation                              90,566                    122,211


           Impact of potential exercise opportunities
              under the ARAMARK Ownership Plan                             8,568                      7,423
                                                                        --------                  ---------

             Total common shares used in diluted
                 earnings per share calculation                           99,134                   129,634
                                                                       =========                  ========


         Basic earnings per common share                                    $.33                      $.25
                                                                            ====                      ====

         Diluted earnings per common share                                  $.30                      $.23
                                                                            ====                      ====


(6)      COMPREHENSIVE INCOME:
         ---------------------

         In the first quarter of fiscal 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, and changes in foreign currency translation adjustments and unrealized holding gains/losses in marketable equity securities. Total comprehensive income was $32.1 million and $26.8 million for the three months ended January 1, 1999 and January 2, 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

Overview
--------

Revenues for the first quarter of fiscal 1999 of $1.6 billion were equal with the prior year period and operating income of $84.8 million was $5.7 million or 7% higher than the prior year period. Excluding the operating results of the Distributive segment, which was contributed to a joint venture in exchange for a minority interest in the venture in the fourth quarter of fiscal 1998, revenues increased 8% over the prior year period due to increases in the Food and Support Services, Uniform and Career Apparel and Educational Resources segments; and operating income increased 5% due to increased earnings in the Food and Support Services and Educational Resources segments partially offset by a decrease in earnings in the Uniform and Career Apparel segment. Fiscal 1999 first quarter operating results were also adversely affected by the National Basketball Association (NBA) labor dispute, which delayed the start of the NBA season until February 1999. Had the labor dispute not occurred, it is estimated that fiscal 1999 first quarter operating income and net income would have been 2% and 4% higher, respectively. The Company's operating margin increased to 5.3% from 5.0%, primarily as a result of the previously described Distributive segment transaction, partially offset by the impact of the NBA labor dispute and increased operating costs in the Uniform and Career Apparel segment. Interest expense, net increased $8.8 million or 34% due primarily to increased debt levels resulting from the tender offer transaction in June 1998. The effective income tax rate decreased to 40.2% in the first quarter of fiscal 1999 versus 43.7% in the prior year period due to the impact of permanent book/tax differences.

Segment Results
---------------

Revenues - Food and Support Services segment revenues increased 8% over the prior year period due to new accounts (approximately 5%) and increased volume (approximately 4%), partially offset by the impact of the NBA labor dispute (approximately 1%). Uniform and Career Apparel segment revenues increased 4% over the prior year period due to increased volume, primarily in the uniform rental business. Educational Resources segment revenues increased 13% over the prior year period due to enrollment growth, pricing and new locations.

Operating Income - Food and Support Services operating income increased 11% over the prior year period due to the revenue increases noted above and effective cost controls, partially offset by the NBA labor situation. Had the labor dispute not occurred, it is estimated that Food and Support Services segment fiscal 1999 first quarter operating income would have been 4% higher. Uniform and Career Apparel segment operating income decreased 14% from the prior year period. Excluding the impact of gains on the sale of assets from both the current and the prior year results, Uniform and Career Apparel segment operating income decreased 8% due to increased costs incurred in connection with the implementation of a new marketing initiative and increased product costs in the direct marketing businesses, partially offset by increased earnings in the uniform rental business. Educational Resources segment operating income increased 19% due to the revenue increases noted above.

In January 1999, the National Basketball Association entered into a new labor accord. A shortened basketball season began in early February 1999.


FINANCIAL CONDITION
-------------------

The Company's indebtedness increased $35 million in the first three months of fiscal 1999, principally to finance seasonal working capital needs and capital additions. The Company currently has approximately $600 million of unused committed credit availability under its credit facilities, which management believes, along with cash flows from operations, is sufficient to fund operating requirements.

YEAR 2000 READINESS DISCLOSURE
------------------------------

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

Program management offices, staffed with a combination of business unit personnel and external consultants, have been established to address Year 2000 issues. Additionally, a Corporate Compliance Task Force consisting of internal audit, information technology, legal and risk management personnel, with assistance from external consultants, was formed in 1997 to review and monitor the Year 2000 compliance programs. The Task Force meets regularly to review corporate-wide Year 2000 issues and progress. The Company's Year 2000 compliance effort is monitored by senior management on a regular basis and the Audit Committee of the Board of Directors receives quarterly progress reports.

Internal information technology systems - As of February 12, 1999, the inventory and risk assessment phases for mission-critical systems have been completed. For some systems, replacement/remediation and the related testing and conversion have been completed; for most other systems these activities continue, with target completion dates ranging from February 1999 through June 1999. The Company expects that mission-critical internal systems will be Year 2000 compliant by September 1999. Based on the current status of project plans, the Company believes that Year 2000 events caused by the Company's internal financial and operational systems would not have a material adverse impact on the Company's operations or financial condition.

Non-information technology systems - The inventory and risk assessment phases are nearing completion. Based on the results of these phases, replacement/remediation plans will be developed for mission-critical equipment and facilities, which are expected to be implemented by September 1999. Given the nature and geographic dispersion of the Company's business units, the Company believes that any events caused by Year 2000 failures of non-information technology systems would be short-term in nature and would not have a material adverse impact on the Company's operations or financial condition.

Third party compliance - The Company has identified, and initiated communications with, key third party suppliers and customers to determine potential exposure to these third parties' failure to remediate their own Year 2000 issues. In December 1998, the Company began conducting on site reviews of key suppliers' project status and issues. The Company expects to complete its third party reviews by April 1999 and will develop contingency plans to address potential third party Year 2000 failures. The basic materials required to operate the Company's businesses are generally available from a number of suppliers, and in the event of an inability of a key supplier to deliver product, the Company believes alternative sources will be available. However, an extended outage by utilities (electric, water, telephone, etc.), key third-party suppliers or financial institutions, while somewhat mitigated by the geographic dispersion of the Company's businesses, could have material adverse impacts on the Company's operations and financial condition.

Contingency Plans
-----------------

Company resources to date have been focused primarily on Year 2000 remediation. The Company maintains contingency plans for computer failures, power outages, natural disasters, etc. Year 2000 contingency plans for mission-critical systems, in the areas discussed above, will be developed and integrated with the existing contingency plans where appropriate by December 1999.

Costs
-----

The Company currently estimates spending approximately $15 to $20 million, excluding internal costs, to complete its Year 2000 compliance program, including approximately $10 million that has been expended through the first quarter of fiscal 1999. Year 2000 costs related to systems or equipment replacement are capitalized in accordance with the Company's accounting policies. Year 2000 remediation costs are expensed as incurred.

The Company's ability to achieve Year 2000 compliance, the level of costs associated therewith and the resultant impact on operations and financial condition could be adversely impacted by, among other things, the availability and cost of applicable resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance program.

                           PART II - OTHER INFORMATION


Item 1 through 5 are not applicable.
------------------------------------


Item 6:    Exhibits.
------     ---------

           (a) Exhibit 27 - Financial Data Schedule for the three months ended January 1, 1999

           (b) Not Applicable

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ARAMARK CORPORATION




February 15, 1999

                                           /s/   Alan J. Griffith
                                           -----------------------------
                                           Alan J. Griffith
                                           Vice President, Controller
                                           and Chief Accounting Officer