Form 10-Q
period 1999-04-02
ARAMARK CORP
filed 1999-05-17
CIK 757523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended April 2, 1999      Commission file number 1-8827
                               -------------                             ------


                               ARAMARK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                         23-2319139
--------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                        Identification Number)


         ARAMARK Tower
         1101 Market Street
         Philadelphia, Pennsylvania                            19107-2988
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


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

                                               Yes   X     No
                                                    ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at April 30, 1999:              2,736,350
Class B common stock outstanding at April 30, 1999:             66,338,723
---------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)

                                     ASSETS
                                     ------
                                                                  April 2,          October 2,
                                                                   1999                1998
                                                               -----------          -----------
Current Assets:
       Cash and cash equivalents                               $    22,057          $    20,614
       Receivables                                                 516,451              526,506
       Inventories, at lower of cost or market                     367,041              361,451
       Prepayments and other current assets                        104,457               60,734
                                                               -----------          -----------

              Total current assets                               1,010,006              969,305
                                                               -----------          -----------

Property and Equipment, net                                        887,175              874,393
Goodwill                                                           610,102              603,937
Other Assets                                                       298,006              293,664
                                                               -----------          -----------

                                                               $ 2,805,289          $ 2,741,299
                                                               ===========          ===========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          ------------------------------------

Current Liabilities:
       Current maturities of long-term borrowings              $    21,021          $    24,560
       Accounts payable                                            360,017              373,696
       Accrued expenses and other liabilities                      533,934              502,482
                                                               -----------          -----------

              Total current liabilities                            914,972              900,738
                                                               -----------          -----------

Long-Term Borrowings                                             1,686,544            1,705,049
Deferred Income Taxes and Other Noncurrent Liabilities             192,957              194,388
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                            20,000               20,000

Shareholders' Deficit Excluding Common Stock
   Subject to Repurchase:
       Class A common stock, par value $.01                             27                   25
       Class B common stock, par value $.01                            664                  629
       Capital surplus                                              21,688                 --
       Earnings retained for use in the business                    (7,305)             (56,815)
       Cumulative translation adjustment                            (4,258)              (2,715)
       Impact of potential repurchase feature of
         common stock                                              (20,000)             (20,000)
                                                               -----------          -----------

              Total                                                 (9,184)             (78,876)
                                                               -----------          -----------

                                                               $ 2,805,289          $ 2,741,299
                                                               ===========          ===========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                    For the Three Months Ended      For the Six Months Ended
                                                     April 2,         April 3,        April 2,       April 3,
                                                       1999             1998           1999            1998
                                                    ----------      ----------      ----------      ----------
Revenues                                            $1,597,297      $1,592,214      $3,185,920      $3,182,875
                                                    ----------      ----------      ----------      ----------

Costs and Expenses:
       Cost of services provided                     1,459,554       1,461,334       2,898,059       2,903,042
       Depreciation and amortization                    48,709          49,552          94,530          97,002
       Selling and general corporate expenses           22,846          21,226          42,331          43,576
                                                    ----------      ----------      ----------      ----------

                                                     1,531,109       1,532,112       3,034,920       3,043,620
                                                    ----------      ----------      ----------      ----------

       Operating income                                 66,188          60,102         151,000         139,255

Interest Expense, net                                   34,929          28,084          69,465          53,846
                                                    ----------      ----------      ----------      ----------

       Income before income taxes                       31,259          32,018          81,535          85,409

Provision for Income Taxes                              11,832          13,360          32,025          36,674
                                                    ----------      ----------      ----------      ----------

       Income before Extraordinary Item                 19,427          18,658          49,510          48,735

Extraordinary Item due to Early Extinguishment
     of Debt (net of income taxes)                        --             1,559            --             1,559
                                                    ----------      ----------      ----------      ----------

       Net income                                   $   19,427      $   17,099      $   49,510      $   47,176
                                                    ==========      ==========      ==========      ==========

Earnings Per Share:

  Before Extraordinary Item:
      Basic                                         $      .20      $      .15      $      .53      $      .39
      Diluted                                       $      .19      $      .14      $      .49      $      .37

  Net Income:
      Basic                                         $      .20      $      .14      $      .53      $      .38
      Diluted                                       $      .19      $      .13      $      .49      $      .36

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)

                                                                    For the Six Months Ended
                                                                    ------------------------
                                                                April 2,               April 3,
                                                                  1999                  1998
                                                               ---------              ---------
Cash flows from operating activities:
     Net income                                                $  49,510              $  47,176
     Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                          94,530                 97,002
           Income taxes deferred                                   2,414                  9,414
           Extraordinary item                                         --                  1,559
     Changes in noncash working capital                          (17,939)               (45,536)
     Other operating activities                                  (10,571)                (8,841)
                                                               ---------              ---------
Net cash provided by operating activities                        117,944                100,774
                                                               ---------              ---------
Cash flows from investing activities:
     Purchases of property and equipment                         (74,754)               (65,191)
     Disposals of property and equipment                           6,466                 11,501
     Sale of investments                                          40,722                  5,779
     Divestiture of certain businesses                             8,380                 22,920
     Acquisition of certain businesses                           (60,614)               (16,224)
     Other investing activities                                  (10,109)               (21,178)
                                                               ---------              ---------
Net cash used in investing activities                            (89,909)               (62,393)
                                                               ---------              ---------

Cash flows from financing activities:
     Proceeds from additional long-term borrowings                 5,897                 59,137
     Payment of long-term borrowings including premiums          (34,641)               (72,634)
     Proceeds from issuance of common stock                       13,492                 18,274
     Repurchase of stock                                         (11,309)               (34,733)
     Other financing activities                                      (31)                (2,040)
                                                               ---------              ---------
Net cash used in financing activities                            (26,592)               (31,996)
                                                               ---------              ---------
Increase in cash and cash equivalents                              1,443                  6,385
Cash and cash equivalents, beginning of period                    20,614                 27,352
                                                               ---------              ---------
Cash and cash equivalents, end of period                       $  22,057              $  33,737
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


(2)  LONG TERM BORROWINGS:

     In March 1998, the Company redeemed a $50 million 8% note due April 2002 for a premium resulting in an extraordinary item for debt extinguishment of $1.6 million (net of tax benefit of $1.0 million).


(3)  CAPITAL STOCK:

     During the first six months of fiscal 1999, pursuant to the ARAMARK Ownership Program, employees purchased 5,902,306 shares of Class B Common Stock for total consideration of $29.8 million consisting of $13.5 million in cash plus $16.3 million of deferred payment obligations.


(4)  SUPPLEMENTAL CASH FLOW INFORMATION:

     The Company made interest payments of $66.6 million and $53.1 million and income tax payments of $46.0 million and $29.8 million during the first six months of fiscal 1999 and 1998, respectively. During the first six months of fiscal 1999, the Company purchased $8.3 million of its Class A Common Stock and $9.7 million of its Class B Common Stock, issuing $6.7 million in installment notes as partial consideration.


(5)  COMPREHENSIVE INCOME:

     In the first quarter of fiscal 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes all changes in shareholders' equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments and unrealized holding gains/losses in marketable equity securities. Total comprehensive income was $15.8 million and $48.0 million for the three and six months ended April 2, 1999, respectively; and $16.5 million and $43.3 million for the three and six months ended April 3, 1998, respectively.

(6)  ACQUISITIONS:

     During the second quarter of fiscal 1999, the Company acquired Restaura, Inc. a provider of food and support services, and Dyna Corporation, a leading distributor of emergency medical supplies for approximately
     $46 million and $13 million in cash, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

                                            For the Three Months Ended               For the Six  Months Ended
                                            --------------------------------        --------------------------------
                                              April 2,              April 3,            April 2,          April 3,
                                               1999                  1998                1999               1998
                                            -----------          -----------        --------------     -------------
                                                                             (in millions)
Revenues                                     $1,053.1               $958.5              $2,070.4         $1,881.3
Cost of services provided                       987.4                901.5               1,934.5          1,763.0
Net income                                       10.0                  8.2                  23.9             21.5

                                                                   April 2,               October 2,
                                                                    1999                     1998
                                                                 -----------             -----------
                                                                             (in millions)
Current assets                                                    $  483.6                $  451.1
Noncurrent assets                                                  2,096.7                 2,079.8
Current liabilities                                                  587.3                   545.4
Noncurrent liabilities                                             1,809.2                 1,823.9

(8)  EARNINGS PER SHARE:

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Earnings per share is reported on a Common Stock, Class B equivalent basis (which reflects Common Stock, Class A shares converted to a Class B basis, ten for one). Basic earnings per share is based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Shares and per share amounts for the prior year period have been restated to reflect the three-for-one stock split in September 1998. Earnings applicable to common stock and common shares utilized in the calculation of basic and diluted earnings per share are as follows:

                                                       Three Months Ended                    Six Months Ended
                                                   -------------------------          ------------------------------
                                                    April 2,       April 3,           April 2,            April 3,
                                                     1999            1998               1999               1998
                                                   --------       ----------          ---------         ------------
                                                              (in thousands, except per share data)
Earnings:
     Income before extraordinary item                $19,427         $18,658            $49,510            $48,735
                                                     =======         =======            =======            =======
Shares:
     Weighted average number of common
        shares outstanding used in basic
        earnings per share calculation                95,158         125,642             92,865            123,927

     Impact of potential exercise opportunities
       under the ARAMARK Ownership Plan                6,952           7,644              7,770              7,650
                                                     -------         -------            -------           --------
     Total common shares used in diluted
        earnings per share calculation               102,110         133,286            100,635            131,577
                                                     =======         =======            =======           ========

     Basic earnings per common share                   $.20             $.15               $.53               $.39
                                                       ====             ====               ====               ====

     Diluted earnings per common share                 $.19             $.14               $.49               $.37
                                                       ====             ====               ====               ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

Overview
--------

Revenues of $1.6 billion for the second quarter and $3.2 billion for the six month period were equal with the prior year period; while operating income of $66.2 million for the second quarter and $151.0 million for the six month period increased 10% and 8%, respectively, over the prior year periods. Excluding the operating results of the Distributive segment, which was contributed to a joint venture in exchange for a minority interest in the venture in the fourth quarter of fiscal 1998, revenues for the three and six month periods increased 8% over the prior year due to increases in the Food and Support Services, Uniform and Career Apparel and Educational Resources segments. Operating income excluding the Distributive segment equaled the prior year for the second quarter and increased 3% over the prior year for the six month period. Earnings increased for both the three and six month periods in the Food and Support Services and Educational Resources segments and decreased in the Uniform and Career Apparel segment. Fiscal 1999 results were also adversely impacted by the National Basketball Association (NBA) labor dispute, which was settled in January 1999. Had the labor dispute not occurred, it is estimated that fiscal 1999 operating income and net income would have been approximately 2% and 3% higher, respectively, for both the three and six month periods. The Company's operating margin for the six month period increased to 4.7% from 4.4%, primarily as a result of the previously described Distributive segment transaction, partially offset by the NBA labor dispute and increased operating costs in the Uniform and Career Apparel segment. Interest expense, net, increased 24% and 29% for the three and six month periods, respectively, due primarily to increased debt levels resulting from the tender offer transaction in June 1998. The effective income tax rate for both the three and six month periods decreased compared to the prior year periods due to the impact of permanent book/tax differences.

Segment Results
---------------

Revenues - Food and Support Services segment revenues for both the three and six month periods increased 9% over the prior year periods due to new accounts (approximately 2% and 3%, respectively), acquisitions (approximately 3% and 2%, respectively) and increased volume (approximately 4% and 4%, respectively). Uniform and Career Apparel segment revenues for the three and six month periods increased 4% over the prior year periods due primarily to increased volume in the uniform rental business. Educational Resources segment revenues for the three and six month periods increased 11% and 12%, respectively, over the prior year periods due to pricing and new locations.

Operating Income - Food and Support Services segment operating income increased 9% and 10% for the three and six month periods, respectively, versus the prior year periods due to the increased revenues noted above and effective cost controls, partially offset by the impact of the NBA labor situation. Had the labor dispute not occurred, it is estimated that Food and Support Services segment operating income for the three and six month periods would have been 2% and 3% higher, respectively. Uniform and Career Apparel segment operating income for the fiscal second quarter decreased 20% from the prior year period due to costs incurred in connection with the implementation of a new marketing initiative and increased costs in both the uniform rental and direct marketing businesses. Uniform and Career Apparel segment operating income for the six month period decreased 17% from the prior year period. Excluding the impact of gains on the sale of assets from both the current year and prior year results, Uniform and Career Apparel segment operating income for the six month period decreased 14% due to the marketing costs noted above and increased costs in the direct marketing businesses, partially offset by increased earnings in the uniform rental business. Educational Resources segment operating income for the three and six month periods increased 7% and 11%, respectively due to the revenue increases noted above.

FINANCIAL CONDITION
-------------------

The Company's indebtedness decreased $22 million in the first six months of fiscal 1999. The Company currently has approximately $700 million of unused committed credit availability under its credit facilities, which management believes, along with cash flows from operations, is sufficient to fund operating requirements.

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

The Company has developed plans to address its Year 2000 issues. The plans address three broad areas: (1) internal information technology systems - including financial and operational application systems, computer hardware and systems software; (2) non-information technology systems - such as communication systems, building systems and devices with embedded computer chips; and (3) third party compliance - which addresses Year 2000 compliance efforts of key vendors and suppliers. The project plans consist of the following phases:

     1) Organizational awareness - general awareness of the Year 2000 issues, which has been completed, and ongoing communication of Year 2000 project status.
     2) Inventory of current applications, which has been completed.
     3) Risk assessment of inventoried systems, with identification of mission-critical systems, which has been completed.
     4) Replacement/remediation of systems.
     5) Year 2000 testing and conversion of systems, including rollout of compliant hardware/software to front line locations.
     6) Contingency planning.

Program management offices, staffed with a combination of business unit personnel and external consultants, have been established to address Year 2000 issues. Additionally, a Corporate Compliance Task Force consisting of internal audit, information technology, legal and risk management personnel, with assistance from external consultants, was formed in 1997 to review and monitor the Year 2000 compliance programs. The Task Force meets regularly to review corporate-wide Year 2000 issues and progress. The Company's Year 2000 compliance effort is monitored by senior management on a regular basis and the Audit Committee of the Board of Directors receives progress reports at least quarterly.

Internal information technology systems - As of May 12, 1999, the inventory and risk assessment phases for mission-critical systems have been completed. For some systems, replacement/remediation and the related testing and conversion have been completed. Most other systems have been replaced or remediated, as necessary and Year 2000 testing or conversion is in process. For a few systems, replacement/remediation activities are still underway. The Company expects that mission-critical internal systems will be Year 2000 compliant by September 1999. Based on the current status of project plans, the Company believes that Year 2000 events caused by the Company's internal financial and operational systems would not have a material adverse impact on the Company's operations or financial condition.

Non-information technology systems - The inventory and risk assessment phases are essentially completed. Based on the results of these phases, replacement/remediation plans are being developed for mission-critical equipment and facilities, which are expected to be implemented by September 1999. Given the nature and geographic dispersion of the Company's business units, the Company believes that any events caused by Year 2000 failures of non-information technology systems would be short-term in nature and would not have a material adverse impact on the Company's operations or financial condition.

Third party compliance - The Company has identified, and initiated communications with, key third party suppliers and customers to determine potential exposure to these third parties' failure to remediate their own Year 2000 issues. The Company has conducted on site reviews of key suppliers' project status and issues. The Company continues to monitor suppliers' Year 2000 status and will develop contingency plans to address potential third party Year 2000 failures. The basic materials required to operate the Company's businesses are generally available from a number of suppliers, and in the event of an inability of a key supplier to deliver product, the Company believes alternative sources will be available. However, an extended outage by utilities (electric, water, telephone, etc.), key third-party suppliers or financial institutions, while somewhat mitigated by the geographic dispersion of the Company's businesses, could have material adverse impacts on the Company's operations and financial condition.

Contingency Plans
-----------------

Company resources to date have been focused primarily on Year 2000 remediation. The Company maintains contingency plans for computer failures, power outages, natural disasters, etc. Year 2000 contingency plans for mission-critical systems, in the areas discussed above, are being developed and will be integrated with the existing contingency plans where appropriate by December 1999.

Costs
-----

The Company currently estimates spending approximately $15 to $20 million, excluding internal costs, to complete its Year 2000 compliance program, including approximately $11 million that has been expended through the second quarter of fiscal 1999. Year 2000 costs related to systems or equipment replacement are capitalized in accordance with the Company's accounting policies. Year 2000 remediation costs are expensed as incurred.

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

Item 1:    Not Applicable.


Item 2:    Not Applicable.


Item 3:    Not Applicable.


Item 4:    Submission of Matters to a Vote of Security Holders.

           (a)    The Annual Meeting of Stockholders was held on February 9,
                  1999.

           (b)    Not Applicable

           (c) (1) There were 59,363,109 affirmative votes and 36,711 votes withheld or abstained with respect to the uncontested election of directors.

               (2) There were 59,100,390 affirmative votes and 299,430 negative or abstained votes with respect to a proposal to amend and restate the Certificate of Incorporation to eliminate the automatic conversion of shares of Class B Common Stock into shares of Class A Common Stock upon termination of employment.

               (3) There were 58,453,882 affirmative votes and 945,938 negative or abstained votes with respect to a proposal to approve the Senior Executive Annual Performance Bonus Arrangement.

           (d)    Not Applicable.


Item 5:    Not Applicable.


Item 6:    Exhibits

           (a)  Exhibit 27 - Financial Data Schedule.

           (b)  Not Applicable

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ARAMARK CORPORATION




May 17, 1999                                      /s/Alan J. Griffith
                                                  -----------------------------
                                                  Alan J. Griffith
                                                  Vice President, Controller
                                                  and Chief Accounting Officer