Form 10-Q
period 1999-07-02
ARAMARK CORP
filed 1999-08-16
CIK 757523

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended July 2, 1999       Commission file number 1-8827
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

                                           Yes     X       No
                                                ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at July 30, 1999      2,731,361
Class B common stock outstanding at July 30, 1999     66,008,502
-------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)

                                                      ASSETS

                                                                                    July 2,         October 2,
                                                                                     1999              1998
                                                                                  -----------       -----------
Current Assets:
       Cash and cash equivalents                                                  $    26,634       $    20,614
       Receivables                                                                    510,416           526,506
       Inventories, at lower of cost or market                                        359,904           361,451
       Prepayments and other current assets                                            80,785            60,734
                                                                                  -----------       -----------

              Total current assets                                                    977,739           969,305
                                                                                  -----------       -----------

Property and Equipment, net                                                           897,168           874,393
Goodwill                                                                              604,872           603,937
Other Assets                                                                          298,972           293,664
                                                                                  -----------       -----------

                                                                                  $ 2,778,751       $ 2,741,299
                                                                                  ===========       ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Current maturities of long-term borrowings                                 $    25,075       $    24,560
       Accounts payable                                                               324,164           373,696
       Accrued expenses and other liabilities                                         553,092           502,482
                                                                                  -----------       -----------

              Total current liabilities                                               902,331           900,738
                                                                                  -----------       -----------

Long-Term Borrowings                                                                1,597,677         1,705,049
Deferred Income Taxes and Other Noncurrent Liabilities                                182,652           194,388
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                                               20,000            20,000

Shareholders' Equity/(Deficit) Excluding Common Stock
   Subject to Repurchase:
       Class A common stock, par value $.01                                                27                25
       Class B common stock, par value $.01                                               662               629
       Capital Surplus                                                                 64,955              --
       Earnings retained for use in the business                                       34,553           (56,815)
       Cumulative translation adjustment                                               (4,106)           (2,715)
       Impact of potential repurchase feature of
         common stock                                                                 (20,000)          (20,000)
                                                                                  -----------       -----------

              Total                                                                    76,091           (78,876)
                                                                                  -----------       -----------

                                                                                  $ 2,778,751       $ 2,741,299
                                                                                  ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                    For the Three Months Ended      For the Nine Months Ended
                                                    --------------------------      -------------------------
                                                      July 2,         July 3,        July 2,          July 3,
                                                       1999            1998           1999             1998
                                                    ----------      ----------      ----------      ----------
Revenues                                            $1,650,438      $1,634,325      $4,836,358      $4,817,200
                                                    ----------      ----------      ----------      ----------

Costs and Expenses:

       Cost of services provided                     1,482,561       1,478,760       4,380,620       4,381,802
       Depreciation and amortization                    48,966          49,730         143,496         146,732
       Selling and general corporate expenses           20,352          19,710          62,683          63,286
                                                    ----------      ----------      ----------      ----------

                                                     1,551,879       1,548,200       4,586,799       4,591,820
                                                    ----------      ----------      ----------      ----------

       Operating income                                 98,559          86,125         249,559         225,380

Interest Expense, net                                   33,295          28,534         102,760          82,380
                                                    ----------      ----------      ----------      ----------
       Income before income taxes                       65,264          57,591         146,799         143,000

Provision for Income Taxes                              23,405          20,422          55,430          57,096
                                                    ----------      ----------      ----------      ----------
       Income before extraordinary item                 41,859          37,169          91,369          85,904

Extraordinary Item due to Early Extinguishment
     of Debt (net of income taxes)                        --             2,915            --             4,474
                                                    ----------      ----------      ----------      ----------

       Net income                                   $   41,859      $   34,254      $   91,369      $   81,430
                                                    ==========      ==========      ==========      ==========
Earnings Per Share:

     Income before extraordinary item
         Basic                                      $      .44      $      .32      $      .97      $      .71
         Diluted                                    $      .41      $      .30      $      .90      $      .66

      Net income
         Basic                                      $      .44      $      .29      $      .97      $      .67
         Diluted                                    $      .41      $      .27      $      .90      $      .63

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)

                                                                      For the Nine Months Ended
                                                                   -------------------------------
                                                                     July 2,              July 3,
                                                                      1999                 1998
                                                                   ---------             ---------
Cash flows from operating activities:
     Net income                                                    $  91,369             $  81,430
     Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                             143,496               146,732
           Income taxes deferred                                       5,611                 9,846
           Extraordinary item                                           --                   4,474
     Changes in noncash working capital                              (10,200)              (54,902)
     Other operating activities                                      (11,854)              (12,280)
                                                                   ---------             ---------

Net cash provided by operating activities                            218,422               175,300
                                                                   ---------             ---------
Cash flows from investing activities:
     Purchases of property and equipment                            (126,147)             (107,510)
     Disposals of property and equipment                              10,401                16,260
     Sale of Investments                                              40,722                 5,779
     Divestiture of certain businesses                                 8,380                31,116
     Acquisition of certain businesses                               (60,614)              (19,769)
     Other investing activities                                      (14,425)              (30,499)
                                                                   ---------             ---------

Net cash used in investing activities                               (141,683)             (104,623)
                                                                   ---------             ---------

Cash flows from financing activities:
     Proceeds from additional long-term borrowings                     4,323               675,065
     Payment of long-term borrowings including premiums             (117,880)             (172,440)
     Proceeds from issuance of common stock                           59,336                22,330
     Repurchase of stock                                             (16,313)             (584,959)
     Other financing activities                                         (185)               (7,851)
                                                                   ---------             ---------

Net cash used in financing activities                                (70,719)              (67,855)
                                                                   ---------             ---------

Increase in cash and cash equivalents                                  6,020                 2,822

Cash and cash equivalents, beginning of period                        20,614                27,352
                                                                   ---------             ---------
Cash and cash equivalents, end of period                           $  26,634             $  30,174
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


(3)  CAPITAL STOCK:

     During the first nine months of fiscal 1999, pursuant to the ARAMARK Ownership Program, employees purchased 5,920,406 shares or $29.9 million of Class B Common Stock for $15.1 million cash plus $14.8 million of deferred payment obligations. At the end of the third quarter, the Company sold for cash, without recourse, approximately $44 million of notes receivable (deferred payment obligations) which resulted from sales of stock pursuant to the Company's stock option program. The sales price approximated book value and the proceeds were used to repay borrowings under the credit facility. Shareholders' Equity increased by $44 million as the notes were previously reflected as a reduction of Shareholders' Equity.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)  SUPPLEMENTAL CASH FLOW INFORMATION:

     The Company made interest payments of $88.4 million and $83.0 million and income tax payments of $53.1 million and $32.6 million during the first nine months of fiscal 1999 and 1998, respectively. During the first nine months of fiscal 1999, the Company purchased $8.3 million of its Class A Common Stock and $14.7 million of its Class B Common Stock, issuing $6.7 million in subordinated installment notes as partial consideration.

(5)  COMPREHENSIVE INCOME:

     In the first quarter of fiscal 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes all changes in Shareholders' Equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments and unrealized holding gains/losses in marketable equity securities. Total comprehensive income was $42.0 million and $90.0 million for the three and nine months ended July 2, 1999, respectively; and $32.7 million and $75.9 million for the three and nine months ended July 3, 1998.


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


                                              For the Three Months Ended                For the Nine Months Ended
                                            -------------------------------         --------------------------------
                                              July 2,              July 3,              July 2,            July 3,
                                               1999                 1998                 1999               1998
                                            -----------          ----------         --------------     -------------
                                                                         (in millions)
       Revenues                              $1,002.3              $896.4             $ 3,072.6            $2,777.7
       Cost of services provided                944.3               846.6               2,878.8             2,609.6
       Net income                                 8.4                 4.7                  32.2                26.2

                                               July 2,             October 2,
                                                1999                 1998
                                             ---------             ----------
                                                      (in millions)
       Current assets                        $   459.8             $  451.1
       Noncurrent assets                       1,999.7              2,079.8
       Current liabilities                       542.0                545.4
       Noncurrent liabilities                  1,725.3              1,823.9

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)  EARNINGS PER SHARE:

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Earnings per share is reported on a Common Stock, Class B equivalent basis (which reflects Common Stock, Class A shares converted to a Class B basis, ten for one). Share and per share amounts have been restated to reflect the three-for-one stock split in September 1998. Earnings applicable to common stock and common shares utilized in the calculation of basic and diluted earnings per share are as follows;

                                                                Three Months Ended                      Nine Months Ended
                                                           ----------------------------            ----------------------------
                                                            July 2,             July 3,             July 2,            July 3,
                                                             1999                1998                1999               1998
                                                           --------            --------            --------           ---------
                                                                         (in thousands, except per share data)
Earnings:
     Income before extraordinary item                      $ 41,859            $ 37,169            $ 91,369            $ 85,904
                                                           ========            ========            ========            ========

Shares:
     Weighted average number of common
        shares outstanding used in basic
        earnings per share calculation                       95,707             117,432              93,812             121,762

     Impact of potential exercise opportunities
       under the ARAMARK Ownership Plan                       6,639               8,097               7,407               7,927
                                                           --------            --------            --------            --------
     Total common shares used in diluted
        earnings per share calculation                      102,346             125,529             101,219             129,689
                                                           ========            ========            ========            ========

     Basic earnings per common share                       $    .44            $    .32            $    .97            $    .71
                                                           ========            ========            ========            ========

     Diluted earnings per common share                     $    .41            $    .30            $    .90            $    .66
                                                           ========            ========            ========            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

RESULTS OF OPERATIONS

Overview

Revenues of $1.7 billion for the third quarter increased 1% and revenues of $4.8 billion for the nine month period were equal compared to the prior year periods. Operating income of $98.6 million for the third quarter and $249.6 million for the nine month period increased 14% and 11%, respectively, over the prior year periods. Excluding the operating results of the Distributive segment, which was contributed to a joint venture in exchange for a minority interest in the venture in the fourth quarter of fiscal 1998, revenues for the three and nine month periods increased 9% and 8%, respectively, over the prior year due to increases in all three of the Company's segments. Operating income, excluding the Distributive segment, for the three months increased 8% over the prior year period, with earnings increasing in all segments. Operating income, excluding the Distributive segment, for the nine month period increased 5%, due to increased earnings in the Food and Support Services and Educational Resources segments, partially offset by lower earnings in the Uniform and Career Apparel segment. Results for the nine month period were also adversely impacted by the National Basketball Association (NBA) labor dispute, which was settled in January 1999. Had the labor dispute not occurred, it is estimated that fiscal 1999 operating income and net income for the nine months would have been approximately 1% and 2% higher, respectively. The Company's operating margin for the nine month period increased to 5.2% from 4.7%, primarily as a result of the previously described Distributive segment transaction. Interest expense, net increased 17% and 25% for the three and nine month periods, respectively, due primarily to increased debt levels resulting from the tender offer transaction in June 1998.

Segment Results

Revenues - Food and Support Services segment revenues for the three and nine month periods increased 10% and 9%, respectively, over the prior year due to new accounts (approximately 1% and 2%, respectively), acquisitions (approximately 4% and 3%, respectively) and increased volume (approximately 5% and 4%, respectively). Uniform and Career Apparel segment revenues for the three and nine month periods increased 4% over the prior year due primarily to increased volume in the Uniform rental business. Educational Resources segment revenues for the three and nine month periods increased 10% and 11%, respectively, over the prior year periods due to pricing and new locations.

Operating Income - Food and Support Services segment operating income increased 12% and 11% for the three and nine month periods, respectively, versus the prior year periods due to the increased revenues noted above and effective cost controls, partially offset in the nine month period by the impact of the NBA labor situation. Had the labor dispute not occurred, it is estimated that Food and Support Services segment operating income for the nine month period would have been 2% higher. Uniform and Career Apparel segment operating income for the three and nine month periods increased 1% and decreased 12%, respectively, versus the prior year periods. Excluding the impact of gains on the sale of assets and the impact of provisions to write-down certain inventory to net realizable value from both the current year and prior year results, Uniform and Career Apparel segment operating income for the three and nine month periods decreased 5% and 9%, respectively, from the prior year periods. The decreases are due to costs incurred in connection with the implementation of a new marketing initiative and increased costs in the direct marketing businesses. Educational Resources segment operating income for the three and nine month periods increased 6% and 9%, respectively, due to the revenue increases noted above.

FINANCIAL CONDITION

The Company's indebtedness decreased $107 million in the first nine months of fiscal 1999. The Company currently has approximately $675 million of unused committed credit availability under its credit facilities, which management believes, along with cash flows from operations, is sufficient to fund operating requirements. At the end of the third quarter, the Company sold for cash, without recourse, approximately $44 million of notes receivable which resulted from sales of stock pursuant to the Company's stock option program. The sales price approximated book value and the proceeds were used to repay borrowings under the credit facility. Shareholders' Equity increased by $44 million as the notes were previously reflected as a reduction of Shareholders' Equity.

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

Internal information technology systems - As of July 30, 1999, the inventory and risk assessment phases for all mission-critical systems have been completed. For most systems, replacement/remediation and the related testing have also been completed. For a few systems, replacement/remediation or testing activities are still underway. The Company expects that its mission-critical internal systems will be Year 2000 compliant by October 1999. Based on the current status of project plans, the Company believes that Year 2000 events caused by the Company's internal financial and operational systems would not have a material adverse impact on the Company's operations or financial condition.

Non-information technology systems - The inventory and risk assessment phases are essentially completed. Based on the results of these phases, the Company has determined that there are few mission-critical systems with non-compliant date logic. These systems are expected to be replaced by September 1999. Given the nature and geographic dispersion of the Company's business units, the Company believes that any events caused by Year 2000 failures of non-information technology systems would be short-term in nature and would not have a material adverse impact on the Company's operations or financial condition.

Third party compliance - The Company has identified, and initiated communications with, key third party suppliers and customers to determine potential exposure to these third parties' failure to remediate their own Year 2000 issues. The Company has conducted on site reviews of key suppliers' project status and issues. The Company continues to monitor suppliers' Year 2000 status and is developing contingency plans to address potential third party Year 2000 failures. The basic materials required to operate the Company's businesses are generally available from a number of suppliers, and in the event of an inability of a key supplier to deliver product, the Company believes alternative sources will be available. However, an extended outage by utilities (electric, water, telephone, etc.), key third-party suppliers or financial institutions, while somewhat mitigated by the geographic dispersion of the Company's businesses, could have material adverse impacts on the Company's operations and financial condition.

Contingency Plans

The Company has contingency plans for computer failures, power outages, natural disasters, etc. Year 2000 contingency plans for mission-critical systems, in the areas discussed above, are being developed and will be integrated with the existing contingency plans where appropriate by December 1999.

Costs

The Company currently estimates spending approximately $15 to $20 million, excluding internal costs, to complete its Year 2000 compliance program, including approximately $12 million that has been expended through the third quarter of fiscal 1999. Year 2000 costs related to systems or equipment replacement are capitalized in accordance with the Company's accounting policies. Year 2000 remediation costs are expensed as incurred.

The Company's ability to achieve Year 2000 compliance, the level of costs associated therewith and the resultant impact on operations and financial condition could be adversely impacted by, among other things, the availability and cost of applicable resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance program.

                           PART II - OTHER INFORMATION




           Item 1 through 5 are not applicable.


           Item 6: Exhibits.

                   (a) Exhibit 27 - Financial Data Schedule

                   (b)  Not Applicable.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ARAMARK CORPORATION

                                           s/ Alan J. Griffith
                                           -----------------------------
                                           Alan J. Griffith
August 16, 1999                            Vice President, Controller
                                           and Chief Accounting Officer