Form 10-K
period 1999-10-01
ARAMARK CORP
filed 1999-11-24
CIK 757523

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 1, 1999 or

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Aggregate market value of the voting stock held by nonaffiliates:  $1.1  billion

Common stock outstanding at October 29, 1999:    Class A  Common Stock      2,667,136 shares
                                                 Class B  Common Stock     65,199,321 shares

Documents incorporated by reference: Portions of the registrant's Proxy Statement for the 2000 annual meeting of stockholders are incorporated by reference in Part III of this Report.

================================================================================

         As used herein, references to the "Company" shall mean ARAMARK Corporation and its subsidiaries (including ARAMARK Services, Inc.) unless the context otherwise requires. References to "ARAMARK" shall mean ARAMARK Services, Inc. and its subsidiaries unless the context otherwise requires.

                                     PART 1

Item 1.       Business

Description of Business Segments

         The Company is engaged in providing or managing services, including food and support services, in the United States and internationally, rental of uniform and career apparel, direct marketing of uniform and career apparel and educational resources. ARAMARK was organized in 1959 in Delaware. The Company was formed in September 1984 by the management of ARAMARK and acquired ARAMARK in December 1984 through a merger.

         The Company derives most of its sales from services provided in the United States. The Company's international services, primarily the management of food and support services, are provided in Belgium, Canada, the Czech Republic, Germany, Hungary, Japan, Korea, Mexico, Spain and the United Kingdom.

         For financial reporting purposes, the Company is comprised of five operating business segments. Financial information by business segment and geographic area appears in note 11 to the consolidated financial statements. The businesses of the Company have been grouped into the segments described below.

Food and Support Services - United States

         The Company provides food, refreshment, specialized dietary and support services (including facility maintenance and housekeeping) to businesses, and to educational, governmental and healthcare institutions. Food, lodging and merchandise services are also provided at sports and entertainment facilities such as convention centers, stadiums, parks, arenas and other recreational facilities.

         Food, refreshment, specialized dietary and support services are operated at customer locations generally under contracts of indefinite duration, which may be subject to termination by either party. However, food and related services at sports and entertainment facilities generally are for fixed contract terms well in excess of one year. The Company's food and support services are performed under various financial arrangements including management-fee and profit-and-loss based agreements.

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

         The Company believes that it is a significant provider of food and support services, but that its volume of such business is small in relation to the total market. See note 10 to the consolidated financial statements for information relating to the seasonal aspects of this business segment.

Food and Support Services - International

         The Company provides food, refreshment, specialized dietary and support services (including facility maintenance and housekeeping) to businesses, and to educational, governmental and healthcare institutions. Food services are also provided at sports and entertainment facilities, such as stadiums, arenas, and fairgrounds.

         Food, refreshment, specialized dietary and support services are operated at customer locations generally under contracts of varying duration. Food and related services at sports and entertainment facilities generally are for fixed contract terms well in excess of one year. The Company's food and support services are performed under various financial arrangements including management-fee and profit-and-loss based agreements.

         At most customer food service locations, the equipment and facilities used in providing these services are owned by the customer. Vending machines and related equipment are generally owned by the Company, except in the United Kingdom where that equipment is generally owned by the customer. At most sports and entertainment facilities, the equipment is owned by the Company.

         There is a high level of competition in the food and support services business from numerous companies within each country, as well as from businesses and institutions which operate their own services. This competition takes a number of different forms, including pricing, maintaining high food and service standards, and innovative approaches to marketing with a strong emphasis on securing and retaining customer accounts.

         The Company believes that it is a significant provider of food and support services in Belgium, Canada, Germany, Spain and the United Kingdom, but that its volume of such business is small in relation to the total market.

Uniform and Career Apparel - Rental

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

         The uniform rental service business is highly competitive in the areas in which the Company operates, with numerous competitors in each major operating area. Although no one uniform rental services company is predominant in this industry, the Company believes that it is a significant competitor.

         The significant competitive factors in the uniform and career apparel business are the quality of services provided to customers and the prices charged for such services.

Uniform and Career Apparel - Direct Marketing

         The Company is one of the largest direct marketers of personalized uniforms, career apparel and related items and public safety equipment in the United States. The direct marketing business is generally conducted under an invoice arrangement with customers.

         Competition in the direct marketing of work clothing, career apparel and public safety equipment is from numerous retailers and other direct marketers at local, regional and national levels. In this market, while the Company is a significant competitor, the Company's volume of sales is small in relation to the total market.

         The significant competitive factors in the direct marketing of uniform and career apparel are the quality of services provided to customers and the prices charged for such services. See note 10 to the consolidated financial statements for information relating to the seasonal nature of this business.

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

General

         The Company employs approximately 114,000 persons, both full and part time in the United States, and approximately 38,000 employees internationally. Approximately 27,000 employees in the United States are represented by various labor unions.

         The Company believes it recognizes benefits from its corporate name recognition. Nonetheless, consistent with its businesses, the Company does not have any material trademarks or patents, and its research and development expenditures are not material in amount. Although the Company pursues strategies to increase the number and scope of the services it provides to existing customers, no single customer of the Company accounts for more than 5% of its sales. While the Company focuses its purchasing on selected suppliers and vendors to realize pricing, quality and service benefits, generally, all materials and services that the Company purchases are available from more than one supplier, and the loss of any supplier would not have a material impact on the Company's results of operations. The Company's businesses are subject to various governmental environmental regulations, and the Company has adopted policies designed to comply with such regulations. Such compliance has not had a material impact on the Company's capital expenditures, earnings or competitive position.

Item 2.     Properties

         The principal property and equipment of the Company are its service equipment and fixtures (including vehicles) and real estate.

         The service equipment and fixtures include vending, commissary, warehouse and janitorial and maintenance equipment used primarily by the Food and Support Services segments and laundry equipment used by the Uniform and Career Apparel - Rental segment. The vehicles include automobiles and delivery trucks used in the Food and Support Services and Uniform and Career Apparel - Rental segments, and automobiles, vans and small buses used in the Educational Resources segment. The service equipment and fixtures represent 57% of the net book value of all fixed assets as of October 1, 1999.

         The Company's real estate is comprised of educational and childcare facilities, of which a significant number are held under long-term operating leases. The Company also maintains other real estate and leasehold improvements, which it uses in the Uniform and Career Apparel and Food and Support Services segments. Additional information concerning property and equipment (including leases and noncancelable lease commitments) is included in notes 1 and 8 to the consolidated financial statements. No individual parcel of real estate owned or leased is of material significance to the Company's total assets.

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

Item 4.     Submission of Matters to a Vote of Security Holders

         Not Applicable.

Item 4A.    Directors and Executive Officers of the Registrant

Directors:
Name                                                    Principal Occupation
----                                                    --------------------
Joseph Neubauer......................................   Chairman and Chief Executive Officer
                                                        ARAMARK Corporation
James E. Ksansnak....................................   Vice Chairman, ARAMARK Corporation
Lawrence T. Babbio, Jr...............................   President and Chief Operating Officer
                                                        Bell Atlantic Corporation
Patricia C. Barron...................................   Clinical Associate Professor,
                                                        Leonard N. Stern School of Business
                                                        New York University
Robert J. Callander..................................   Executive-in-Residence, Columbia University
                                                        Retired Vice Chairman, Chemical Banking Corporation
Ronald R. Davenport..................................   Chairman, Sheridan Broadcasting Corporation
Lee F. Driscoll, Jr..................................   Corporate Director
Mitchell S. Fromstein................................   Chairman Emeritus, Manpower Inc.
Edward G. Jordan.....................................   Former Chairman and Chief Executive Officer
                                                        Consolidated Rail Corporation
Thomas H. Kean.......................................   President, Drew University
                                                        Former Governor of New Jersey
James E. Preston.....................................   Retired Chairman, Avon Products, Inc.

Officers:                                                                                                        Officer
Name   (Age as of November 1, 1999)                     Office Held                                               Since
-----------------------------------                     ------------                                              -----

Joseph Neubauer (58).................................   Chairman and Director................................     1979
James E. Ksansnak (59)...............................   Vice Chairman and Director...........................     1986
William Leonard (51).................................   President............................................     1992
Charles E. Kiernan (54)..............................   Executive Vice President.............................     1998
Brian G. Mulvaney (43)...............................   Executive Vice President.............................     1993
Martin W. Spector (61)...............................   Executive Vice President,
                                                        General Counsel and Secretary........................     1976
L. Frederick Sutherland (47).........................   Executive Vice President and
                                                        Chief Financial Officer..............................     1983
Barbara A. Austell (46)..............................   Senior Vice President
                                                        and Treasurer........................................     1996
Alan J. Griffith (45)................................   Vice President, Controller and
                                                        Chief Accounting Officer.............................     1994
Dean E. Hill (48)....................................   Vice President.......................................     1993
Michael R. Murphy (42)................................  Director of Audit and Controls.......................     1995
Donald S. Morton (51)................................   Assistant Secretary and
                                                        Associate General Counsel............................     1985
Richard M. Thon (44).................................   Assistant Treasurer..................................     1994

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

         Mr. Kiernan was elected executive vice president of the Company in October 1998. Between 1994 and 1997 he was president and chief operating officer of Duracell International, Inc. and then was a private consultant.

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

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

         There are currently approximately 2800 record holders of Class B common stock of the Company, all of whom are or were employees or directors of the Company (or members of their families or trusts created by them). There are currently 190 record holders of the Class A common stock of the Company, all of whom are institutional investors, Company benefit plans or individuals not employed by the Company.

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

Item 6. Selected Financial Data
-------------------------------

         The following table presents summary consolidated financial data for the Company. The following data should be read in conjunction with the consolidated financial statements and the related notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition, each included elsewhere herein.

                                                                      ARAMARK Corporation and Subsidiaries
                                                      -----------------------------------------------------------------
                                                                          Fiscal Year Ended on or near
                                                                                September 30
                                                      -----------------------------------------------------------------
                                                         1999          1998          1997(1)       1996         1995
                                                         ----          ----          -------       ----         ----
                                                              (in millions, except per share amounts and ratios)
Income Statement Data:
Sales (2)..........................................   $6,718.4      $6,615.7        $6,555.6     $6,353.8     $5,828.2
Earnings before depreciation and
   amortization, interest, and income taxes........      568.9         528.9           523.6        478.0        433.9
Earnings before interest
   and income taxes (3)............................      375.2         333.1           331.8        295.2        277.0
Interest expense, net..............................      135.8         117.3           116.0        116.0        109.4
Income before extraordinary item (4)...............      150.2         133.7           146.1        112.2        100.2
Net income.........................................      150.2         129.2           146.1        109.5         93.5
Earnings per share: (5)
   Income before extraordinary item: (4)
        Basic......................................      $1.59         $1.17           $1.16         $.84         $.71
        Diluted....................................       1.48          1.10            1.10          .79          .67
   Net Income:
        Basic......................................       1.59          1.14            1.16          .82          .66
        Diluted....................................       1.48          1.06            1.10          .77          .63
Ratio of earnings to fixed charges (6).............       2.2x          2.3x            2.3x         2.1x         2.1x
Balance Sheet Data (at period end):
Total assets.......................................   $2,870.5      $2,741.3        $2,753.6     $2,844.8     $2,643.3
Long-term borrowings: (7)
   Senior..........................................    1,583.0       1,678.3         1,084.9      1,160.8      1,109.4
   Subordinated ...................................       26.7          26.7           129.0        161.2        165.4
Common stock subject to potential
   repurchase (8)..................................       20.0          20.0            23.3         18.6         19.1
Shareholders' equity (deficit) (9).................      126.6         (78.9)          370.0        296.2        252.3

----------------
(1) Fiscal 1997 is a fifty-three week period. See note 1 to the consolidated financial statements.
(2)  See note 1 to the consolidated financial statements.
(3)  See note 2 to the consolidated financial statements.
(4)  See note 3 to the consolidated financial statements.
(5) Fiscal 1995 through 1997 earnings per share amounts have been restated to reflect the 3 for 1 stock split effective on September 1, 1998 and the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share" which was effective beginning in fiscal 1998. See notes 1 and 7 to the consolidated financial statements.
(6) For the purpose of determining the ratio of earnings to fixed charges, earnings include pre-tax income plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals).
(7)  See note 4 to the consolidated financial statements.
(8)  See note 7 to the consolidated financial statements.
(9) 1998 reflects the impact of the Common Stock Class A Tender Offer. See note 7 to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

         During fiscal 1999 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (see note 11 to the consolidated financial statements). Management's discussion and analysis of results of operations for prior years has been revised to conform with the current year segment presentation.

Fiscal 1999 Compared to Fiscal 1998

         Overview. Sales for the fiscal year ended October 1, 1999 were $6.7 billion, an increase of 2% over fiscal 1998, with increases in all operating segments being partially offset by the impact of the distribution business transaction in fiscal 1998 (see note 2 to the consolidated financial statements). Excluding the impact of the distribution business transaction, sales increased 7% over the prior year. Operating income of $375.2 million increased $42 million or 13% over the prior year. Total Company operating income in fiscal 1998 includes other expense of $5 million as described in note 2 to the consolidated financial statements. Excluding the impact of other expense and the operating results of the distribution business, which are reflected in the Corporate and Other segment, operating income increased 7% over the prior year due to strong performances in the Food and Support Services - United States, Uniform and Career Apparel - Rental, and Educational Resources segments, partially offset by a decline in operating income in the Uniform and Career Apparel - Direct Marketing segment and an increase in costs in the Corporate and Other segment due in part to the impact in 1998 of a gain from the sale of certain assets. Excluding other expense/income, the Company's operating income margin increased to 5.6% from 5.1%, due primarily to the impact of the distribution business transaction noted above.

         Interest expense increased $18.4 million or 16% over the prior year due primarily to increased debt levels resulting from the impact of the Tender Offer in June 1998 (see note 7 to the consolidated financial statements).

         Segment Results. Food and Support Services - United States segment sales were 9% higher than the prior year due to increased volume (approximately 5%) and the acquisitions described in note 2 to the consolidated financial statements (approximately 4%). Sales in the Food and Support Services - International segment increased 4% versus the prior year due to new accounts (approximately 3%) and increased volume (approximately 3%), partially offset by the unfavorable impact of foreign currency translation (approximately 2%). Sales in the Uniform and Career Apparel - Rental segment increased 6% over the prior year period due to increased volume. Uniform and Career Apparel - Direct Marketing sales increased 1% over the prior year period due to increased sales of safety equipment and related accessories (approximately 4%) and the impact of the Dyna Corporation acquisition (approximately 2%; see note 2 to the consolidated financial statements), partially offset by a decline in sales of uniforms and career apparel. Educational Resources segment sales increased 11% versus the prior year due to pricing and new locations.

         Food and Support Services - United States segment operating income increased 14% due to the sales increases noted above and effective cost controls. Food and Support Services - International segment operating income decreased 1% versus the prior year as the impact of the increased volume noted above plus effective cost controls was offset by operating losses at one subsidiary and the unfavorable impact of foreign currency translation. Excluding the impact of the operating losses noted above and foreign currency translation, operating income in the Food and Support Services - International segment increased 19%. Uniform and Career Apparel - Rental segment operating income increased 6% due to the increased volume noted above and gains on disposition of assets, partially offset by costs related to the startup of certain manufacturing operations and the implementation of a new marketing initiative. Operating income in the Uniform and Career Apparel - Direct Marketing segment decreased 62% versus the prior year period due to the decline in sales of uniforms and career apparel noted above, a reduction in gross margin reflecting product mix changes and increased operating costs. Educational Resources segment operating income increased 11% due to the sales growth noted above.

Fiscal 1998 Compared to Fiscal 1997

         Overview. Sales for the fiscal year ended October 2, 1998 were $6.6 billion, an increase of 1% over fiscal 1997, with increases in all operating segments being partially offset by the impact of the distribution business transaction in fiscal 1998 and the sale of Spectrum in fiscal 1997 (see note 2 to the consolidated financial statements). Excluding the impact of the Spectrum and distribution business transactions, sales increased 5% over the prior year. Operating income of $333.1 million increased $1.3 million over the prior year. Total Company operating income includes other expense of $5 million in fiscal 1998 and other income of $11.7 million in fiscal 1997 as described in note 2 to the consolidated financial statements. Excluding other expense/income and the operating results of Spectrum and the distribution business, operating income increased 7% over the prior year, due to strong performances in the Food and Support Services segments, the Uniform and Career Apparel - Rental segment and the Educational Resources segment, partially offset by a decline in operating income in the Uniform and Career Apparel - Direct Marketing segment. Excluding other expense/income, the Company's operating income margin increased to 5.1% from 4.9%, due primarily to improved cost controls and leveraging of fixed costs.

         Interest expense increased $1.3 million or 1% over the prior year due primarily to increased debt levels, including the impact of the Tender Offer in June 1998 (see note 7 to the consolidated financial statements). The fiscal 1998 effective tax rate was 38% which includes the favorable impact resulting from the September 1998 settlement of certain prior years' tax returns. The fiscal 1997 effective tax rate of 32% reflects the favorable impact of a permanent difference in the book and tax basis of Spectrum, net of the unfavorable permanent book/tax differences related to certain intangible asset write-offs. Fiscal 1998 net income also includes an extraordinary item for early extinguishment of debt of $4.5 million as described in note 3 to the consolidated financial statements.

         Segment Results. Food and Support Services - United States segment sales were 5% higher than the prior year due to new accounts (approximately 3%) and increased volume (approximately 2%). Sales in the Food and Support Services
- International segment increased 3% versus the prior year due to new accounts (approximately 5%) and increased volume (approximately 2%), partially offset by the unfavorable impact of foreign currency translation (approximately 4%). Sales in the Uniform and Career Apparel - Rental and Direct Marketing segments increased 4% and 6%, respectively, due to increased volume. Educational Resources segment sales increased 9% over the prior year period due to enrollment growth, pricing and new locations.

         Food and Support Services - United States segment operating income increased 13% over the prior year period due to the sales increases noted above and effective cost controls. Operating income in the Food and Support Services - International segment increased 27% versus the prior year due to the sales increases noted above and effective cost controls, partially offset by the unfavorable impact of foreign currency translation (approximately 3%). Uniform and Career Apparel - Rental segment operating income increased 5% over the prior year due to the increased sales noted above. Operating income in the Uniform and Career Apparel - Direct Marketing segment decreased 59% as a result of the write down of certain inventory to net realizable value and increased operating costs which were partially offset by the impact of increased volume. Educational Resources segment operating income increased 16% versus the prior year due to the sales increased noted above. Included in the Corporate and Other segment in fiscal 1998 are operating losses of approximately $14 million related to the distribution business and in fiscal 1997 net operating losses of approximately $11 million related to the distribution business and Spectrum (see notes 2 and 11 to the consolidated financial statements).

FINANCIAL CONDITION AND LIQUIDITY

         Cash provided by operating activities was $293 million. Debt decreased by $95 million as cash provided by operating activities exceeded cash used by net investing activities. The Company expects to continue to fund capital expenditures, acquisitions and other liquidity needs from cash provided by operating activities, normal disposals of property and equipment and borrowings available under its credit facilities. Currently, the Company has approximately $525 million of unused committed credit availability under its credit facilities. As of October 1, 1999, the Company had capital commitments of approximately $36 million related to several long-term concession contracts.

         During fiscal 1999, the Company repurchased $8 million of its Class A Common Stock and $28 million of its Class B Common Stock for $29 million in cash and $7 million in installment notes. Additionally, the Company issued $17 million of Class B Common Stock to eligible employees, primarily through the exercise of installment stock purchase opportunities. In the third quarter of fiscal 1999, the Company sold for cash, without recourse, approximately $44 million of notes receivable related to prior employee stock purchases. The sales price approximated book value and the proceeds were used to repay borrowings under the credit facility (see note 7 to the consolidated financial statements). Subsequent to yearend, the Company repurchased 3,159,223 shares of its Class B Common Stock and 157,470 shares of its Class A Common Stock for approximately $40 million in cash and $27 million in installment notes.

YEAR 2000 READINESS DISCLOSURE

         The Year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. As a result, on or near the change of the century, date-sensitive systems may recognize the Year 2000 as 1900, or not at all, which may cause systems to fail or process financial and operational information incorrectly.

         For the past three years, the Company has been managing a project to address its Year 2000 issues. The project has addressed three broad areas: (1) internal information technology systems - including financial and operational application systems, computer hardware and systems software; (2) non-information technology systems - such as communication systems, building systems and devices with embedded computer chips; and (3) third party compliance - which addresses

Year 2000 compliance efforts of key vendors and suppliers. The project has consisted of the following phases:

     1) Organizational awareness - general awareness of Year 2000 issues and ongoing communication of Year 2000 project status.
     2)       Inventory of current applications.
     3) Risk assessment of inventoried systems, with identification of mission-critical systems.
     4)       Replacement/remediation of systems.
     5)       Year 2000 testing.
     6) Conversion of systems, including rollout of compliant hardware/software to front line locations.
     7)       Contingency planning.

         Program management offices, staffed with a combination of business unit personnel and external consultants, were established to address Year 2000 issues. Additionally, a Corporate Compliance Task Force consisting of internal audit, information technology, legal and risk management personnel, with assistance from external consultants, was formed in 1997 to review and monitor the Year 2000 compliance programs. The Task Force has met regularly to review corporate-wide Year 2000 issues and progress. The Company's Year 2000 compliance effort has been monitored by senior management on a regular basis and the Audit and Corporate Practices Committee of the Board of Directors has received progress reports at least quarterly.

         Internal information technology systems. As of October 31, 1999, the inventory, risk assessment, replacement/remediation and Year 2000 testing phases for all mission-critical systems have been completed. For a few systems, remaining rollout of compliant hardware and software to a relatively small number of frontline locations is expected to continue through November 1999. Based on current status, the Company believes that Year 2000 events caused by the Company's internal financial and operational systems would not have a material adverse impact on the Company's operations or financial condition.

         Non-information technology systems. The Company has determined that there were only a few mission-critical systems at a limited number of locations with non-compliant date logic. Replacement of these systems is expected to be completed by November 1999. Given the nature and geographic dispersion of the Company's business units, the Company believes that any events caused by Year 2000 failures of non-information technology systems would be short-term in nature and would not have a material adverse impact on the Company's operations or financial condition.

         Third party compliance. The Company has identified and communicated with key third party suppliers and customers to determine the Company's potential exposure in the event these third parties fail to remediate their own Year 2000 issues. The Company has conducted on site reviews of key suppliers' project status and issues. The Company continues to monitor suppliers' Year 2000 status and has developed contingency plans to address potential third party Year 2000 failures. The basic materials required to operate the Company's businesses are generally available from a number of suppliers, and in the event of an inability of a key supplier to deliver product, the Company believes alternative sources will be available. However, an extended disruption of service by utilities (electric, water, telephone, etc.), key suppliers or financial institutions, while somewhat mitigated by the geographic dispersion of the Company's businesses, could have material adverse impacts on the Company's operations and financial condition.

Contingency Plans

         The Company has contingency plans for computer failures, power outages, natural disasters, etc. Year 2000 contingency plans for mission-critical systems, in the areas discussed above, are being developed or refined and will be integrated with the existing contingency plans where appropriate by December 1999.

Costs

         The Company currently estimates spending approximately $14 million, excluding internal costs, to complete its Year 2000 compliance program, which spending is substantially completed. Year 2000 costs related to systems or equipment replacement are capitalized in accordance with the Company's accounting policies. Year 2000 remediation costs are expensed as incurred.

         The Company's ability to achieve Year 2000 compliance, the level of costs associated therewith and the resultant impact on operations and financial condition could be adversely impacted by, among other things, the disruption of service by utilities, financial institutions or other key suppliers, or by unanticipated problems identified in the ongoing compliance program.











                        [Space intentionally left blank]

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

         The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The information below summarizes the Company's market risks associated with debt obligations and other significant financial instruments as of October 1, 1999 and October 2, 1998. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The information presented below should be read in conjunction with note 4 to the consolidated financial statements. For debt obligations, the table presents principal cash flows and related interest rates by expected fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at October 1, 1999 and October 2, 1998, respectively. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

                        Expected Fiscal Year of Maturity
                          (US$ equivalent in millions)

                                                                                          There-                   Fair
As of October 1, 1999               2000       2001      2002      2003       2004        after        Total       Value
---------------------               ----       ----      ----      ----       ----        -----        -----       -----
Debt:

Fixed Rate                           $104       $25       $75       $25       $300(a)     $615 (a)     $1,144      $1,101
Average Interest Rate                 9.3%      6.7%      7.6%      6.8%       6.8%        7.5%           7.4%

Variable Rate                         $25       $36                             $4        $425           $490        $490
Average Interest Rate                 5.8%      5.5%                           6.6%        6.2%           6.2%

Interest Rate Swaps:
Receive Variable/Pay Fixed            $75       $50                                                                    --
   Average pay rate                   6.1%      6.2%
   Average receive rate               5.8%      6.2%

(a) Each balance includes $300 million of senior notes callable by the Company at any time.
                                                                                        There-                      Fair
As of October 2, 1998               1999       2000      2001      2002     2003        after          Total       Value
---------------------               ----       ----      ----      ----     ----        -----          -----       -----
Debt:

Fixed Rate                                     $104       $25       $75      $25          $985 (a)     $1,214      $1,277
Average Interest Rate                           9.3%      6.8%      7.6%     6.8%          7.3%           7.5%

Variable Rate                         $24        $5       $32                             $455           $516        $516
Average Interest Rate                 6.0%      6.0%      6.3%                             6.2%           6.2%

Interest Rate Swaps:
Receive Variable/Pay Fixed            $69       $75       $75                                                         $(4)
   Average pay rate                   5.7%      6.1%      6.0%
   Average receive rate               5.1%      4.9%      4.7%

(a) Balance includes $600 million of senior notes callable by the Company at any time.


     The Company uses foreign currency debt as a hedge for its investment in foreign subsidiaries. The tables above for fiscal 1999 and 1998 include $60 million of debt denominated in the functional currency of the Company's various subsidiaries, primarily the Canadian dollar and the German deutschemark.

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

                                           ARAMARK CORPORATION

                                           By:   Alan J. Griffith
                                                 -------------------------------
                                                 Alan J. Griffith
                                                 Vice President, Controller
                                                 and Chief Accounting Officer
November 24, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 24, 1999.

Signature                                  Title

Joseph Neubauer                            Chairman and Director
------------------------------             (Principal Executive Officer)
Joseph Neubauer


L. Frederick Sutherland                    Executive Vice President
------------------------------             (Principal Financial Officer)
L. Frederick Sutherland


Alan J. Griffith                           Vice President, Controller
------------------------------             and Chief Accounting Officer
Alan J. Griffith                           (Principal Accounting Officer)


Lawrence T. Babbio, Jr.
Patricia C. Barron
Robert J. Callander
Ronald R. Davenport
Lee F. Driscoll, Jr.                Directors
Mitchell S. Fromstein
Edward G. Jordan
Thomas H. Kean
James E. Ksansnak
James E. Preston


Martin W. Spector
------------------------------
Martin W. Spector
Attorney-in-Fact

                      ARAMARK CORPORATION AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page
                                                                            ----
Report of Independent Public Accountants                                    S-1


Consolidated Balance Sheets:
  As of October 1, 1999 and October 2, 1998                                 S-2


Consolidated Statements of Income:
  Fiscal Years 1999, 1998 and 1997                                          S-4


Consolidated Statements of Cash Flows:
  Fiscal Years 1999, 1998 and 1997                                          S-5


Consolidated Statements of Shareholders' Equity:
  Fiscal Years 1999, 1998 and 1997                                          S-6


Notes to Consolidated Financial Statements                                  S-9


Consolidated Supporting Schedules Filed:


Schedule
 Number
--------

  I    Condensed Financial Information of Registrant                        S-27


 II    Valuation and Qualifying Accounts and Reserves                       S-31





    All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To ARAMARK Corporation:

We have audited the accompanying consolidated balance sheets of ARAMARK Corporation (a Delaware corporation) and subsidiaries as of October 1, 1999 and October 2, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended October 1, 1999. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARAMARK Corporation and subsidiaries as of October 1, 1999 and October 2, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 1, 1999, in conformity with generally accepted accounting principles.

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




                                                   ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania
    November 8, 1999

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
October 1, 1999 and  October 2, 1998

(dollars in thousands, except share amounts)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                             1999                 1998
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:

        Cash and cash equivalents                                                           $ 27,690             $ 20,614

        Receivables (less allowances:  1999, $22,496                                         578,393              526,506
          1998, $24,457)

        Inventories                                                                          369,791              361,451

        Prepayments and other current assets                                                  68,492               60,734
-----------------------------------------------------------------------------------------------------------------------------


        Total current assets                                                               1,044,366              969,305
-----------------------------------------------------------------------------------------------------------------------------


Property and Equipment, at Cost:

        Land, buildings and improvements                                                     610,777              526,888

        Service equipment and fixtures                                                     1,272,322            1,212,369

        Leased property under capital leases                                                   6,857                8,958
-----------------------------------------------------------------------------------------------------------------------------

                                                                                           1,889,956            1,748,215

        Less-Accumulated depreciation                                                        956,241              873,822
-----------------------------------------------------------------------------------------------------------------------------


                                                                                             933,715              874,393
-----------------------------------------------------------------------------------------------------------------------------


Goodwill                                                                                    603,017              603,937
-----------------------------------------------------------------------------------------------------------------------------


Other Assets                                                                                289,445              293,664
-----------------------------------------------------------------------------------------------------------------------------

                                                                                         $2,870,543           $2,741,299
-----------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------------
                                                                                             1999                 1998
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
        Current maturities of long-term borrowings                                          $ 24,761             $ 24,560
        Accounts payable                                                                     387,127              373,696
        Accrued payroll and related expenses                                                 182,056              174,710
        Other accrued expenses and current liabilities                                       331,809              327,772
-----------------------------------------------------------------------------------------------------------------------------

           Total current liabilities                                                         925,753              900,738
-----------------------------------------------------------------------------------------------------------------------------

Long-Term Borrowings:
        Senior                                                                             1,606,671            1,701,125
        Subordinated                                                                          26,689               26,689
        Obligations under capital leases                                                       1,060                1,795
-----------------------------------------------------------------------------------------------------------------------------

                                                                                           1,634,420            1,729,609

        Less-current portion                                                                  24,761               24,560
-----------------------------------------------------------------------------------------------------------------------------


           Total long-term borrowings                                                      1,609,659            1,705,049
-----------------------------------------------------------------------------------------------------------------------------

Deferred Income Taxes and Other Noncurrent Liabilities                                       188,560              194,388

Common Stock Subject to Potential Repurchase Under
  Provisions of Shareholders' Agreement                                                       20,000               20,000

Shareholders' Equity/(Deficit) Excluding Common Stock
  Subject to Repurchase:
         Class A common stock, par value $.01; authorized:
           25,000,000 shares; issued:  1999 -  2,719,453 shares;
           1998 -2,516,081 shares                                                                 27                   25
         Class B common stock, par value $.01; authorized:
           150,000,000 shares; issued:  1999 - 65,569,596 shares;
           1998 - 62,927,645 shares                                                              656                  629
         Capital surplus                                                                      57,356                    -
         Earnings retained for use in the business                                            93,376              (56,815)
         Accumulated other comprehensive income (loss)                                        (4,844)              (2,715)
         Impact of potential repurchase feature of common stock                              (20,000)             (20,000)
-----------------------------------------------------------------------------------------------------------------------------

            Total                                                                            126,571              (78,876)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                          $2,870,543           $2,741,299
-----------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
For the Fiscal Years Ended October 1, 1999, October 2, 1998 and October 3, 1997

(dollars in thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                                              1999                  1998                  1997
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                      $6,718,426           $ 6,615,749           $ 6,555,608
------------------------------------------------------------------------------------------------------------------------------------

Costs and Expenses:
       Cost of services provided                                            6,063,594             5,999,170             5,960,593
       Depreciation and amortization                                          193,703               195,770               191,732
       Selling and general corporate expense                                   85,963                82,680                83,079
       Other expense (income), net                                                  -                 5,000               (11,655)
------------------------------------------------------------------------------------------------------------------------------------

                                                                            6,343,260             6,282,620             6,223,749
------------------------------------------------------------------------------------------------------------------------------------

          Operating income                                                    375,166               333,129               331,859

Interest Expense, net                                                         135,753               117,357               116,012
------------------------------------------------------------------------------------------------------------------------------------

          Income before income taxes                                          239,413               215,772               215,847

Provision For Income Taxes                                                     89,222                82,062                69,739
------------------------------------------------------------------------------------------------------------------------------------

Income Before Extraordinary Item                                              150,191               133,710               146,108

Extraordinary Item Due to Early Extinguishment
  of Debt (net of income taxes of $2,982)                                        -                    4,474                     -

------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                                 $  150,191             $ 129,236             $ 146,108
------------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share:
       Income before extraordinary item
          Basic                                                                 $1.59                 $1.17                 $1.16
          Diluted                                                               $1.48                 $1.10                 $1.10
       Net income
          Basic                                                                 $1.59                 $1.14                 $1.16
          Diluted                                                               $1.48                 $1.06                 $1.10
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended October 1, 1999, October 2, 1998 and October 3, 1997 (in thousands)

                                                                          1999             1998            1997
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                           $150,191         $129,236       $146,108
   Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                   193,703          195,770        191,732
         Income taxes deferred                                            10,845           11,542        (11,049)
         Extraordinary item                                                -                4,474          -
   Changes in noncash working capital:
         Receivables                                                     (47,599)         (51,743)       (19,934)
         Inventories                                                      (1,951)          (9,240)       (32,428)
         Prepayments                                                      (1,922)            (754)        (5,740)
         Accounts payable                                                (10,095)         (49,943)       (61,348)
         Accrued expenses                                                 25,371           60,905         48,364
   Changes in other noncurrent liabilities                                (3,319)          (3,914)        (1,651)
   Changes in other assets                                                (8,429)          (8,934)        (9,727)
   Other, net                                                            (13,635)            (695)       (14,261)
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                293,160          276,704        230,066
----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of property and equipment                                  (207,223)        (164,286)      (197,835)
   Disposals of property and equipment                                    23,999           22,204         27,641
   Sale of investments                                                    40,722            5,779          9,284
   Divestiture of certain businesses                                       8,380           31,116        119,152
   Acquisition of certain businesses:
         Working capital other than cash acquired                         (1,742)           9,550            (74)
         Property and equipment                                          (20,325)         (17,309)        (4,163)
         Additions to intangibles and other assets                       (40,672)         (35,199)        (5,688)
   Other                                                                 (19,318)         (41,452)        (8,020)
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (216,179)        (189,597)       (59,703)
----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from additional long-term borrowings                           4,855          658,820        127,323
   Payment of long-term borrowings including premiums                   (106,744)        (167,942)      (242,944)
   Proceeds from issuance of common stock                                 60,731           22,303         14,338
   Repurchase of common stock                                            (28,563)        (591,535)       (65,463)
   Other                                                                    (184)         (15,491)        (1,548)
----------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                    (69,905)         (93,845)      (168,294)
----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                           7,076           (6,738)         2,069
Cash and cash equivalents, beginning of year                              20,614           27,352         25,283
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                 $  27,690        $  20,614     $   27,352
================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED OCTOBER 1, 1999
(in thousands)

                                                                                           Impact of
                                                                                           Potential     Accumulated
                                          Class A        Class B                           Repurchase    Other
                                          Common         Common      Capital     Retained  Feature of    Comprehensive
                                          Stock          Stock       Surplus     Earnings  Common Stock  Income (Loss)      Total
                                          -----------    ---------   -------     --------  ------------  --------------    --------
Balance,  October 2, 1998                    $25          $629       $    -     $(56,815)     $(20,000)    $(2,715)        $(78,876)

Net income                                                                       150,191                                    150,191

Foreign currency translation adjustments                                                                    (2,129)         (2,129)
                                                                                                                           --------
     Total comprehensive income                                                                                             148,062
                                                                                                                           --------
Issuance of Class A common stock to
  employee benefit plans                       1                     14,506                                                  14,507

Conversion of Class B to Class A               2           (18)          16                                                       -

Issuance of Class B common stock                            61       35,623                                                  35,684

Sale of deferred payment obligations                                 44,172                                                  44,172

Retirement of common stock                    (1)          (16)     (36,961)                                                (36,978)
                                             ---          ----      -------      -------     --------      -------         --------

Balance,  October 1, 1999                    $27          $656      $57,356      $93,376     $(20,000)     $(4,844)        $126,571
                                             ===          ====      =======      =======     ========      =======         ========



The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED OCTOBER 2, 1998
(in thousands)

                                                                                       Impact of
                                                                                       Potential     Accumulated
                                          Class A   Class B                            Repurchase    Other
                                          Common    Common        Capital   Retained   Feature of    Comprehensive
                                          Stock     Stock         Surplus   Earnings   Common Stock  Income (Loss)      Total
                                          --------  --------      -------   --------   ------------  -------------    ---------

Balance,  October 3, 1997                    $20     $205         $    -    $391,443     $(23,254)      $1,633        $370,047

Net income                                                                   129,236                                   129,236

Foreign currency translation adjustments                                                                (1,701)         (1,701)

Change in unrealized gain on available
  for sale investments                                                                                  (2,647)         (2,647)
                                                                                                                      --------
     Total comprehensive income                                                                                        124,888
                                                                                                                      --------
Issuance of Class A common stock to
  employee benefit plans                                             397                                                   397
Issuance of Class B common stock                       25         38,975                                                39,000

Retirement of common stock                   (12)     (23)       (39,372)   (577,055)                                 (616,462)

Common stock split                            17      422                       (439)                                        -

Change during the period                                                                    3,254                        3,254
                                             ---     ----        -------    --------     --------      -------        --------

Balance,  October 2, 1998                    $25     $629        $     -    $(56,815)    $(20,000)     $(2,715)       $(78,876)
                                             ===     ====        =======    ========     ========      =======        ========

The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED OCTOBER 3, 1997
(in thousands)

                                                                                       Impact of
                                                                                       Potential     Accumulated
                                          Class A   Class B                            Repurchase    Other
                                          Common    Common        Capital   Retained   Feature of    Comprehensive
                                          Stock     Stock         Surplus   Earnings   Common Stock  Income (Loss)      Total
                                          --------  --------      -------   --------   ------------  -------------    ---------


Balance,  September 27, 1996                 $20     $227         $    -    $309,437     $(18,614)      $5,131        $296,201


Net income                                                                   146,108                                   146,108

Foreign currency translation adjustments                                                                (6,145)         (6,145)

Change in unrealized gain on available
  for sale investments                                                                                   2,647           2,647
                                                                                                                      --------

     Total comprehensive income                                                                                        142,610
                                                                                                                      --------
Issuance of Class A common stock to
  employee benefit plans                                             384                                                   384

Issuance of Class B common stock                       24         25,025                                                25,049

Retirement of common stock                            (46)       (25,409)       (64,102)                               (89,557)

Change during the period                                                                   (4,640)                      (4,640)
                                             ---     ----        -------    --------     --------      -------        --------

Balance,  October 3, 1997                    $20     $205        $     -    $391,443     $(23,254)     $ 1,633        $370,047
                                             ===     ====        =======    ========     ========      =======        ========

The accompanying notes are an integral part of these financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR

The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended October 1, 1999, October 2, 1998 and October 3, 1997 are fifty-two, fifty-two and fifty-three week periods, respectively.

PRINCIPLES OF CONSOLIDATION, ETC.

The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated. At fiscal 1999 yearend, the Company reclassified its reporting of the reimbursement of direct costs under management fee contracts to an element of sales rather than a reduction of the related expense item. The change in classification, which was made to conform more closely to industry practice, is not a change in revenue recognition policy and has no effect on pre-tax or net income. Prior year amounts have been reclassified to conform with the fiscal 1999 presentation.

In fiscal 2000, the Company is required to adopt Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 will not have a material effect on the consolidated financial statements. In fiscal 2001, the Company is required to adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Company is currently assessing the impact of this statement.

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

COMPREHENSIVE INCOME

In the first quarter of fiscal 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes all changes to shareholders' equity during a period, except those resulting from investments by and distributions to shareholders. The components of comprehensive income are shown in the Consolidated Statements of Shareholders' Equity.

CURRENCY TRANSLATION

Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of comprehensive income in shareholders' equity. Currency transaction gains and losses included in operating results for fiscal 1999, 1998 and 1997 were not significant.

CURRENT ASSETS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CURRENT ASSETS (Continued)

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

The components of inventories are as follows:

                                                     1999               1998
-------------------------------------------------------------------------------
Food                                                 25.8%              22.0%
Career apparel, safety equipment and linens          69.0%              70.3%
Parts, supplies and novelties                         5.2%               7.7%
-------------------------------------------------------------------------------
                                                    100.0%             100.0%
-------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to operations currently, and replacements and significant improvements are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense in fiscal 1999, 1998 and 1997 was $146.7 million $144.3 million and $136.1 million, respectively.

GOODWILL

Goodwill, which represents the excess of cost over fair value of the net assets of acquired businesses, is being amortized on a straight-line basis principally over 40 years. The Company develops operating income projections for each of its lines of business and evaluates the recoverability and amortization period of goodwill using these projections. In fiscal 1997, the Company wrote off certain intangible assets as discussed in Note 2. Based upon management's current assessment, the estimated remaining amortization period of goodwill is appropriate and the remaining balance is fully recoverable. Accumulated amortization at October 1, 1999 and October 2, 1998 was $199.3 million and $181.2 million, respectively.

OTHER ASSETS

Other assets consist primarily of investments in 50% or less owned entities, contract rights, customer lists, computer software costs, and long-term receivables. Investments in which the Company owns more than 20% but less than a majority are accounted for using the equity method. Investments in which the Company owns less than 20% are accounted for under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" or the cost method, as applicable. Contract rights and customer lists are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EARNINGS PER SHARE

Earnings per share is reported on a Common Stock, Class B equivalent basis (which reflects Common Stock, Class A shares converted to a Class B basis, ten for one -- see Note 7). Basic earnings per share is based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Earnings applicable to common stock and common shares utilized in the calculation of basic and diluted earnings per share are as follows:

                                                                 1999             1998             1997
                                                                ------           ------           ------
                                                                (in thousands, except per share data)
Earnings:
         Earnings available to common
             stock before extraordinary item                   $150,191         $133,710          $146,108
                                                               --------         --------          --------
Shares:
       Weighted average number of common
          shares outstanding used in basic
          earnings per share calculation                         94,197          113,859           125,625

       Impact of potential exercise opportunities
          under the ARAMARK Ownership Plan                        7,275            8,096             6,813
                                                               --------         --------          --------

       Total common shares used in diluted
          earnings per share calculation                        101,472          121,955           132,438
                                                                =======          =======           =======

       Basic earnings per common share                            $1.59            $1.17             $1.16
                                                                  =====            =====             =====

       Diluted earnings per common share                          $1.48            $1.10             $1.10
                                                                  =====            =====             =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CASH FLOW INFORMATION

                                       1999       1998         1997
                                       ----       ----         ----
                                             (in millions)

          Interest Paid               $131.4     $109.5       $106.4
          Income Taxes Paid            $70.5      $54.9        $63.0

Significant noncash investing and financing activities are as follows:

o During fiscal 1999, 1998 and 1997, the Company contributed $14.5 million, $0.4 million and $0.4 million, respectively, of Class A Common Stock to its employee benefit plans to fund previously accrued obligations. In addition, during fiscal 1999, 1998 and 1997, the Company contributed $2.0 million, $1.9 million and $2.3 million, respectively, of stock units to its stock unit retirement plan in satisfaction of its accrued obligations. See
     Note 5.

o During fiscal 1998, the Company contributed assets and liabilities with a net book value of $14 million into a newly formed joint venture. See
     Note 2.

o During fiscal 1999, 1998 and 1997, the Company received $16.7 million, $14.9 million and $10.5 million, respectively, of employee notes under its Deferred Payment program as partial consideration for the issuance of Common Stock, Class B. Also, during fiscal 1999, 1998 and 1997, the Company issued installment notes of $6.7 million, $18.4 million and $21.9 million, respectively, as partial consideration for repurchases of Common Stock. See
     Note 7.

NOTE 2. ACQUISITIONS AND DIVESTITURES, ETC.:

During the second quarter of fiscal 1999, the Company acquired Restaura, Inc., a provider of food and support services, and Dyna Corporation, a leading distributor of emergency medical supplies for approximately $46 million and $13 million in cash, respectively. The acquisitions were accounted for under the purchase method of accounting. The Company's pro forma results from operations for fiscal 1999 and 1998 would not have been materially different assuming the acquisitions had occurred at the beginning of the respective periods.

In the fourth quarter of fiscal 1998, the Company formed a joint venture between its magazine and book distribution business and another leading magazine and book wholesaler, Anderson News Corporation. The Company contributed substantially all of its magazine and book distribution business assets and liabilities in exchange for a minority interest in the venture. In connection with the transaction, the Company recorded a $5 million pre-tax charge, which is reflected as "Other expense/income" in the accompanying consolidated statements of income. The Company accounts for its interest in the venture on the cost basis.

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

In the second quarter of fiscal 1997, the Company sold an approximate 83% interest in its Spectrum Healthcare Services, Inc. subsidiary (Spectrum). Total consideration was approximately $158 million and included cash ($125 million), notes and a warrant. The transaction resulted in a pre-tax gain of $72.4 million, net of transaction costs and reserves established for indemnification of certain matters related to insurance, legal and other matters ($20 million), and is included in "Other expense/income" in the accompanying consolidated statements of income. No income taxes were provided on the gain due to permanent differences in the underlying book and tax basis of Spectrum. Also reflected in other expense/income in fiscal 1997 are pre-tax charges of $69.8 million, primarily to write off certain intangible assets in the Food and Support Services segments and the magazine and book distribution business. These charges were partially offset by a gain of $9.1 million on the sale of an investment in Brylane, Inc., acquired in connection with a fiscal 1996 divestiture.

The amount of the fiscal 1997 charges applicable to the Food and Support Services - United States segment was approximately $9 million, to reduce certain assets to net realizable value. The amount of the fiscal 1997 charges applicable to the Food and Support Services - International segment was approximately $21 million due primarily to recognize an impairment of goodwill in a European operation. The goodwill impairment was determined based on a discounted cash flow basis. The amount of the fiscal 1997 charges related to the Uniform and Career Apparel - Rental segment was approximately $6 million related primarily to asset realization. The amount of charges applicable to the magazine and book distribution business was $34 million, reflecting an asset writedown which was determined based on estimates of discounted future cash flows and an impairment loss on operations to be divested, which was determined based on indications of value for those operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. EXTRAORDINARY ITEM:

During fiscal 1998, the Company exercised its option to redeem its $100 million 8.5% subordinated notes at a price of 104.25% of the principal amount and also redeemed a $50 million 8% note due April 2002 for a premium. The resultant extraordinary charge on these transactions was $4.5 million, or $0.04 per share.

NOTE 4. BORROWINGS:

Long-term borrowings at October 1, 1999 and October 2, 1998 are summarized in the following table:
                                                         1999             1998
                                                        ------           ------
                                                             (in thousands)
SENIOR:
Credit facility borrowings                              $425,000       $ 429,300
Canadian credit facility                                  35,579          31,728
6.75% notes, due August 2004                             298,776         298,520
6.79% note, payable in installments through 2003         100,000         125,000
7.00% notes, due July 2006                               299,933         299,921
7.10% notes, due December 2006                           124,862         124,846
7.25% notes and debentures, due August 2007               32,160          32,160
8% notes, due April 2002                                  50,000          50,000
8.15% notes, due May 2005                                150,000         150,000
10-5/8% notes, due August 2000                            50,000         100,000
Other                                                     40,361          59,650
--------------------------------------------------------------------------------

                                                       1,606,671       1,701,125
--------------------------------------------------------------------------------

SUBORDINATED:
10% exchangeable debentures and notes, due
  August 2000                                             26,689          26,689

OBLIGATIONS UNDER CAPITAL LEASES                           1,060           1,795
--------------------------------------------------------------------------------
                                                       1,634,420       1,729,609

Less-current portion                                      24,761          24,560
--------------------------------------------------------------------------------

                                                      $1,609,659      $1,705,049
================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The non-amortizing $1.0 billion revolving credit facility ("Credit Agreement") is provided by a group of banks and matures in March 2005. Interest under the Credit Agreement is based on the Prime Rate, LIBOR plus a spread of .18% to .70% (as of October 1, 1999 - .30%) or the Certificate of Deposit Rate plus a spread of .28% to .80% (as of October 1, 1999 - .40%), at the option of the Company. There is a fee of .10% to .30% (as of October 1, 1999 - .15%) on the entire credit facility. The spread and fee margins are based on certain financial ratios as defined.

The non-amortizing C$80 million Canadian revolving credit facility provides for either U.S. dollar or Canadian dollar borrowings and matures in June 2001. Interest on this facility is based on the Canadian Bankers Acceptance Rate, U.S. Prime Rate, Canadian Prime Rate or LIBOR plus a spread of up to 5/8%, as defined. As of October 1, 1999, all borrowings under this facility are payable in Canadian dollars, with a weighted average interest rate of 5.4%. There is a fee of .17% on the entire credit facility.

The Company's ARAMARK Educational Resources, Inc. (AER) subsidiary also has a $125 million revolving credit facility with a group of banks. The credit facility matures in August 2003, with quarterly commitment reductions of $5 million starting in September 2001, which increase to $6.25 million starting September 2002. Interest under the credit facility is based on the Prime Rate plus a spread of 0% to 1/4% or LIBOR plus a spread of 1/2% to 1%, at the option of AER. There is a fee of .20% to .375% (as of October 1, 1999 - .20%) on the unborrowed portion of the credit facility. The spread and fee margins are based on certain financial ratios as defined. As of October 1, 1999 there were no borrowings outstanding under this credit facility.

The 6.75% and 7.0% notes may be redeemed, in whole or in part, at any time at the Company's option. The redemption price equals the greater of (i) 100% of the principal amount or (ii) an amount based on the discounted present value of scheduled principal and interest payments, as defined.

The 6.79% note is payable in $25 million annual installments, with a final maturity of January 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt repayments of $104 million, contractually due in fiscal 2000, have been classified as non-current in the accompanying consolidated balance sheet as the Company has the ability and intent to finance the repayments through additional borrowings under the Credit Agreement. Accrued interest on borrowings totaling $29.7 million at October 1, 1999 and $30.4 million at October 2, 1998 is included in current liabilities as "Other accrued expenses."

The Company utilizes derivative financial instruments, such as interest rate swap and forward exchange agreements to manage changes in market conditions related to debt obligations and foreign currency exposures. At October 1, 1999 and October 2, 1998, the Company has $125 million and $219 million, respectively, of interest rate swap agreements fixing the rate on a like amount of borrowings under the Credit Agreement at an average effective rate of 6.5% and 6.4%, respectively. As of October 1, 1999, interest rate swap agreements remain in effect for periods ranging from 1 to 16 months. All interest rate swaps are accounted for as hedges under the accrual method with the net payments under the terms of the swap agreements recognized currently in income as a component of interest expense. Gains or losses on the termination of interest rate swaps are deferred and amortized over the remaining life of the terminated swap agreement. Interest rate swaps, for which the designated debt instrument being hedged is extinguished, are accounted for on the fair value method from the extinguishment date, if not concurrently terminated, with gains and losses recognized currently in the consolidated statement of income. The Company has a $24 million foreign currency swap agreement maturing in August 2000. This swap hedges the currency exposure of its net investment in Spain and accordingly, gains and losses on the currency swap are recorded as a component of comprehensive income in shareholders' equity. The counterparties to the above derivative agreements are major international banks. The Company continually monitors its positions and credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

The following summarizes the fair value of the Company's financial instruments as of October 1, 1999 and October 2, 1998. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

                                                        1999                                 1998
                                            ------------------------------      ----------------------------
                                              Carrying            Fair           Carrying            Fair
Asset/(Liability) in millions                  Amount             Value           Amount             Value
                                               ------             -----           ------             -----
Long-term debt                               $(1,634.4)        $(1,590.7)       $(1,729.6)        $(1,793.0)
Interest rate swap agreements                     -                 -                -                 (3.9)
Foreign currency swap agreement                    4.5               4.1              2.4               1.1

The Credit Agreement contains restrictive covenants which provide, among other things, limitations on liens, dispositions of material assets and repurchases of capital stock. The terms of the Credit Agreement also require that the Company maintain certain specified minimum ratios of cash flow to fixed charges and to total borrowings and certain minimum levels of net worth (as defined). At October 1, 1999, the Company was in compliance with all of these covenants. Assets with a net book value of $2.2 million at October 1, 1999, are subject to liens under several of the Company's borrowing arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term borrowings maturing in the next five fiscal years, excluding capital lease obligations, are as follows:

                                                  Amount
                                              --------------
                                              (in thousands)

                        2000                     $24,293
                        2001                      60,869
                        2002                      75,290
                        2003                      25,272
                        2004                     304,186

NOTE 5. EMPLOYEE PENSION AND PROFIT SHARING PLANS:

In the United States, the Company maintains qualified contributory and non-contributory retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. Qualified non-contributory profit sharing plans are maintained by certain businesses, with annual contributions determined by management. The Company has a non-qualified stock unit retirement plan for certain employees. The total expense of the above plans for fiscal 1999, 1998 and 1997 was $16.2 million, $15.7 million and $15.5 million, respectively. During fiscal 1999, 1998 and 1997, the Company contributed 106,703 shares, 4,161 shares and 5,985 shares, respectively, of Common Stock, Class A to these plans to partially fund previously accrued obligations. In addition, during fiscal 1999, 1998 and 1997, the Company contributed to the stock unit retirement plan 135,508 stock units, 163,873 stock units and 363,555 stock units, respectively, which are convertible into Common Stock, Class B, in satisfaction of its accrued obligations. Shares contributed to these plans have been adjusted to reflect the stock split described in Note 7. The value of the stock units was credited to capital surplus. The Company participates in various multi-employer union administered pension plans. Contributions to these plans, which are primarily defined benefit plans, result from contractual provisions of labor contracts and were $15.5 million, $14.8 million and $14.4 million for fiscal 1999, 1998 and 1997, respectively.

Additionally, the Company maintains several contributory and non-contributory defined benefit pension plans, primarily in Canada and the United Kingdom. The projected benefit obligation of these plans as of October 1, 1999, which is fully funded, was $58.3 million. Pension expense related to these plans is not material to the consolidated financial statements.

NOTE 6. INCOME TAXES:

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires deferred tax assets or liabilities to be recognized for the estimated future tax effects of temporary differences between the financial reporting and tax bases of the Company's assets and liabilities based on the enacted tax law and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. In September 1998 the Company settled certain prior years' tax returns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income before income taxes, including the effects of other expense/income (See Note 2), by source of income are as follows:

                                                                           1999          1998            1997
-----------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
United States                                                            $222,259      $188,132         $221,710
Non-U.S.                                                                   17,154        27,640           (5,863)
-----------------------------------------------------------------------------------------------------------------
                                                                         $239,413      $215,772         $215,847
=================================================================================================================

The provision for income taxes, including the effects of other expense/income (See Note 2), consists of:

                                                                           1999          1998            1997
-----------------------------------------------------------------------------------------------------------------
                                                                                    (in thousands)
Current:
  Federal                                                                 $60,402      $ 51,001          $60,370
  State and local                                                          13,016         7,643           13,366
  Non-U.S.                                                                  4,959        11,876            7,052
-----------------------------------------------------------------------------------------------------------------
                                                                           78,377        70,520           80,788
-----------------------------------------------------------------------------------------------------------------

Deferred:
  Federal                                                                   8,453         9,369           (8,027)
  State and local                                                           1,624         2,171           (3,494)
  Non-U.S.                                                                    768             2              472
-----------------------------------------------------------------------------------------------------------------
                                                                           10,845        11,542          (11,049)
-----------------------------------------------------------------------------------------------------------------
                                                                          $89,222       $82,062          $69,739
=================================================================================================================

The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following:

                                                                           1999          1998            1997
-----------------------------------------------------------------------------------------------------------------
                                                                                 (% of pre-tax income)
United States statutory income tax rate                                      35.0%         35.0%            35.0%
Increase (decrease) in taxes, resulting from:
    State income taxes, net of Federal tax benefit                            4.0           3.9              3.0
    Foreign tax benefits                                                     (4.5)          (.5)             (.2)
    Permanent book/tax difference related to the sale of Spectrum             -             -              (11.3)
    Permanent book/tax differences, primarily
      resulting from purchase accounting                                      3.6           3.6              8.2
    Favorable impact of tax settlements                                       -            (3.2)             -
    Tax credits and other                                                     (.8)          (.8)            (2.4)
-----------------------------------------------------------------------------------------------------------------
Effective income tax rate                                                    37.3%         38.0%            32.3%
=================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 1, 1999 and October 2, 1998, the components of deferred taxes are as follows:

                                                                1999              1998
                                                               ------            ------
                                                                   (in thousands)
Deferred tax liabilities:
         Property and equipment                                $77,929            $70,379
         Inventory                                               6,431              5,428
         Investments                                            10,161             13,520
         Other                                                  15,731             11,061
                                                               -------            -------
                  Gross deferred tax liability                 110,252            100,388
                                                               -------            -------

Deferred tax assets:
         Insurance                                             $ 7,416            $ 8,694
         Employee compensation and benefits                     43,682             41,318
         Accruals and allowances                                30,744             29,917
         Intangibles                                             3,182              5,458
         Other                                                   1,674              1,943
                                                               -------            -------
                  Gross deferred tax asset                      86,698             87,330
                                                               -------            -------
                  Net deferred tax liability                   $23,554            $13,058
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of October 1, 1999, the Company's stock option plans provided for the issuance of up to 134,584,926 options to purchase shares of Common Stock, Class
B. The exercise price of each option is equal to the current fair market value at the date of grant. The Company granted installment stock purchase opportunities under its stock ownership program in fiscal 1999, 1998 and 1997, which provide for the purchase of shares of Common Stock, Class B. Installment stock purchase opportunities are exercisable in six annual installments with the exercise price of each purchase opportunity equal to the current fair market value at the time the purchase opportunity is granted. The Company has a program to grant non-qualified stock options to additional qualified employees on an annual basis. Under the program, options vest after three years and may be exercised for a period of three years after vesting. In fiscal 1999, 1998 and 1997, the Company granted cumulative installment stock purchase opportunities under its existing stock ownership program which are similar to the installment stock purchase opportunities discussed above; however, any purchase opportunities not exercised during an installment period may be carried forward to subsequent installment periods. The Company has a Deferred Payment Program which enables holders of installment purchase opportunities to defer a portion of the total amount required to exercise the options. Interest currently accrues on deferred payments at 7.75% and is payable when the deferred payments are due. At October 1, 1999 and October 2, 1998, the receivables from individuals under the Deferred Payment Program were $5.8 million and $35.7 million, respectively, which are reflected as a reduction of Shareholders' Equity. The Company holds as collateral all shares purchased in which any portion of the purchase price is financed under the Deferred Payment Program until the deferred payment is received from the individual by the Company. In the third quarter of fiscal 1999, the Company sold for cash, without recourse, approximately $44 million of Deferred Payment Program notes receivable. The sales price approximated book value and the proceeds were used to repay borrowings under the credit facility. Status of the options under the various ownership programs, adjusted to reflect the three-for-one stock split in fiscal 1998, follows:

                                                    Number of Shares                      Average Option Price
                                     ---------------------------------------------     ----------------------------
                                          1999           1998            1997           1999       1998       1997
                                     -------------   -------------   -------------     ------     ------     ------
Outstanding at beginning of year      24,701,205      26,832,636      31,103,952        $5.78      $4.74      $4.06
Options granted                        4,912,500       9,634,800      10,371,000       $11.57      $7.47      $5.54
Options exercised                      6,125,906       7,228,446       7,289,349        $5.28      $4.43      $3.23
Canceled/Forfeited                     2,958,191       4,537,785       7,352,967        $6.50      $5.27      $4.31
Outstanding at end of year            20,529,608      24,701,205      26,832,636        $7.19      $5.78      $4.74
Exercisable at end of year                 7,960          81,840         193,176       $13.05      $1.52      $2.96

The exercise prices on outstanding options at October 1, 1999 range from $3.73 to $13.05, with a weighted average remaining life of approximately three years. The Company has reserved 22,706,945 shares of Common Stock, Class B at October 1, 1999 for issuance of stock pursuant to its employee ownership and benefit programs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                1999            1998            1997
                                ----            ----            ----

Net Income
     As reported              $150,191        $129,236        $146,108
     Pro forma                $146,501        $125,658        $143,570
Earnings per share
     As reported:
        Basic                    $1.59           $1.14           $1.16
        Diluted                  $1.48           $1.06           $1.10

     Pro forma:
        Basic                    $1.56           $1.10           $1.14
        Diluted                  $1.44           $1.03           $1.08

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to fiscal 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair value of options granted in fiscal 1999, 1998 and 1997 was $1.61, $1.12 and $0.88 per option, respectively. As the Company's stock is not publicly traded, the fair value of each option was estimated on the grant date using the minimum value method (which excludes a volatility assumption), with the following assumptions:

                                    1999             1998           1997
                                 ----------       ----------     ----------

Risk-free interest rate          4.5 - 4.8%       5.3 - 5.9%     5.2 - 6.1%
Expected life in years                 3.3              3.2            3.2
Dividend yield                           0%               0%             0%

The Company and its shareholders are parties to an Amended and Restated Stockholders' Agreement. Pursuant to this agreement, holders of common stock who are individuals, upon their death, complete disability or normal retirement, may cause the Company to repurchase up to 30% of their shares for cash at the then appraised value, but only to the extent such repurchase by the Company is permitted under the Credit Agreement. Under this Credit Agreement restriction, repurchases of capital stock cannot exceed an aggregate limit, which amount was $20 million at October 1, 1999 and October 2, 1998. Pursuant to interpretations of its rules related to "Redeemable Preferred Stock," the Securities and Exchange Commission has requested that these amounts representing the Company's potential repurchase of its Common Stock be presented as a separate item and accordingly, the Company's Shareholders' Equity reflects this reclassification in the consolidated financial statements. Also, the Shareholders' Agreement provides that the Company may, at its option, repurchase shares from individuals who are no longer employees. Such repurchased shares may be resold to others including replacement personnel at prices equal to or greater than the repurchase price. Generally, payment for shares repurchased can be, at the Company's option, in cash or subordinated installment notes, which are subordinated to all other indebtedness of the Company. Interest on these notes is payable semi-annually and principal payments are made annually over varying periods not to exceed ten years. The noncurrent portion of these notes ($25.1 million as of October 1, 1999 and $44.1 million as of October 2, 1998) is included in the consolidated balance sheets as "Other Noncurrent Liabilities" and the current portion of these notes ($18.9 million as of October 1, 1999 and $26.0 million as of October 2, 1998) is included in the consolidated balance sheets as "Accounts Payable." Subsequent to yearend, the Company repurchased 3,159,223 shares of its Class B common stock and 157,470 shares of its Class A common stock for approximately $40 million in cash and $27 million in installment notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. COMMITMENTS AND CONTINGENCIES:

                                              1999              1998
-----------------------------------------------------------------------
                                                  (in thousands)
Facilities under capital leases               $6,857           $8,958
Less-accumulated amortization                  6,131            7,686
-----------------------------------------------------------------------
                                              $  726           $1,272
=======================================================================

Rental expense for all operating leases was $146.5 million, $143.2 million and $129.7 million for fiscal 1999, 1998 and 1997, respectively.

Following is a schedule of the future minimum rental commitments under all noncancelable leases as of October 1, 1999:

Fiscal Year                                        Operating        Capital
---------------------------------------------------------------------------
                                                         (in thousands)
    2000                                            $166,082         $523
    2001                                              91,872          348
    2002                                              69,137          128
    2003                                              57,741           59
    2004                                              45,192           44
    Subsequent years                                  96,085           11
---------------------------------------------------------------------------
Total minimum rental obligations                    $526,109        1,113
=============================================================
Less-amount representing interest                                      53
---------------------------------------------------------------------------

Present value of capital leases                                     1,060
Less-current portion                                                  468
---------------------------------------------------------------------------
Noncurrent obligations under capital leases                        $  592
===========================================================================

The Company has capital commitments of approximately $36 million at October 1, 1999 in connection with several long-term concession contracts. The Company is party to certain claims and litigation arising in the ordinary course of business. The Company believes it has meritorious defenses to these claims and is of the opinion that adequate reserves have been provided for the ultimate resolution of these matters.

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

                                   1999               1998            1997
                                  -------            ------          ------
                                                 (in thousands)

Sales                           $4,282,498         $3,910,124      $3,721,581
Cost of services provided        4,047,430          3,676,193       3,514,317
Net income                          26,639             40,842          20,690


                                   1999               1998
                                  ------             ------
                                       (in thousands)

Current assets                  $  519,356        $   451,050
Noncurrent assets                2,072,161          2,079,782
Current liabilities                574,013            545,406
Noncurrent liabilities           1,815,161          1,823,868

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. QUARTERLY RESULTS (Unaudited):

The following table summarizes quarterly financial data for fiscal 1999 and 1998:

                                                                Fiscal Quarter
                                        ----------------------------------------------------------
1999                                       First          Second          Third          Fourth          Year
------------------------------------------------------------------------------------------------------------------
                                                    (in thousands, except earnings per share)
Sales                                    $1,648,465     $1,658,845      $1,712,646     $1,698,470     $6,718,426
Cost of services provided                 1,498,346      1,521,103       1,544,769      1,499,376      6,063,594
Net Income                                   30,083         19,427          41,859         58,822        150,191
Diluted earnings per share                     $.30           $.19            $.41           $.58          $1.48


                                                                Fiscal Quarter
                                        ----------------------------------------------------------
1998                                       First          Second          Third          Fourth(1)       Year
------------------------------------------------------------------------------------------------------------------
                                                    (in thousands, except earnings per share)

Sales                                    $1,648,393     $1,648,641      $1,695,349     $1,623,366     $6,615,749
Cost of services provided                 1,499,440      1,517,761       1,539,784      1,442,185      5,999,170
Income before extraordinary item             30,077         18,658          37,169         47,806        133,710
Extraordinary item (2)                        -              1,559           2,915          -              4,474
Net income                                   30,077         17,099          34,254         47,806        129,236
Diluted earnings per share:
   Income before extraordinary item            $.23           $.14            $.30           $.49          $1.10
   Net income                                  $.23           $.13            $.27           $.49          $1.06

(1) Fiscal 1998 fourth quarter results reflect charges relating to the contribution of the Company's magazine and book distribution business into a joint venture. See Note 2.
(2) See Note 3.

In the first and second fiscal quarters, within the Food and Support Services - United States segment, there is a lower level of activity at the higher margin leisure and recreational food service operations which is partly offset by increased activity in the educational market. In addition, there is a seasonal increase in volume of directly marketed work clothing during the first quarter. Whereas in the third and fourth fiscal quarters, there is a significant increase at leisure and recreational accounts which is partially offset by the effect of summer closings in the educational market.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. BUSINESS SEGMENTS:

In fiscal 1999 the Company adopted the provisions of SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". Operating segment information for fiscal 1998 and 1997 is also presented in accordance with SFAS No. 131.

The Company provides or manages services in three strategic markets; Food and Support Services, Uniform and Career Apparel and Educational Resources which are organized and managed by the following reportable business segments:

Food and Support Services - United States - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational, governmental and healthcare institutions and in recreational and other facilities serving the general public.

Food and Support Services - International - Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational, governmental and healthcare institutions and in recreational and other facilities serving the general public. Operations are conducted in Belgium, Canada, the Czech Republic, Germany, Hungary, Japan, Korea, Mexico, Spain and the United Kingdom.

Uniform and Career Apparel - Rental - Rental, sale, cleaning, maintenance and delivery of personalized uniform and career apparel and other textile items on a contract basis. Also provided are walk-off mats, cleaning cloths, disposable towels and other environmental control items.

Uniform and Career Apparel - Direct Marketing - Direct marketing of personalized uniforms and career apparel, public safety equipment and accessories to businesses, public institutions and individuals.

Educational Resources - Provider of infant, toddler, pre-school and school-age learning programs through community-based child care centers, before and after school programs, employer on-site child care centers and private elementary schools.

Corporate and Other - The corporate and other segment includes general corporate expenses not specifically allocated to an individual segment and the sales and operating results of the company's magazine and book distribution and Spectrum Healthcare businesses which were divested in fiscal 1998 and 1997, respectively (See Note 2). Included in the Corporate and Other segment in fiscal 1998 are operating losses of approximately $14 million related to the distribution business and in fiscal 1997 net operating losses of approximately $11 million related to the distribution business and Spectrum.

Sales by segment are substantially comprised of services to unaffiliated customers and clients. Operating income reflects expenses directly related to individual segments plus an allocation of corporate expenses applicable to more than one segment.

Net property and equipment by geography is as follows:

                                      1999             1998
                                     ------           ------
                                            (in millions)

United States                        $887.6            $829.3
International                          46.1              45.1
                                     ------            ------

      Total                          $933.7            $874.4
                                     ======            ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               Sales                     Depreciation and Amortization
                                              -------------------------------------    ----------------------------------
                                                  1999         1998         1997         1999        1998         1997
                                              -----------   -----------   ---------    --------     -------      --------
                                                                            (in millions)
Food and Support Services - United States       $3,993.5      $3,653.0    $3,472.5       $93.6       $86.8        $83.1
Food and Support Services - International          975.2         938.0       912.8        16.0        16.0         17.1
Uniform and Career Apparel - Rental                911.9         863.5       832.0        43.4        42.4         40.8
Uniform and Career Apparel - Direct Marketing      438.1         434.6       411.5        18.7        17.7         17.6
Educational Resources                              399.7         360.8       332.1        20.0        18.8         17.0
Corporate and Other                                 -            365.8       594.7         2.0        14.1         16.1
                                                --------      --------    --------      ------      ------       ------
            Total                               $6,718.4      $6,615.7    $6,555.6      $193.7      $195.8       $191.7
                                                ========      ========    ========      ======      ======       ======

                                                                        Operating Income
                                                       -----------------------------------------------------
                                                        1999                  1998                     1997
                                                       ------                ------                   ------
                                                                          (in millions)

Food and Support Services - United States               $222.3                $195.1                  $173.3
Food and Support Services - International                 32.0                  32.4                    25.6
Uniform and Career Apparel - Rental                      106.9                 100.9                    96.4
Uniform and Career Apparel - Direct Marketing              3.9                  10.1                    24.7
Educational Resources                                     34.7                  31.2                    26.9
                                                        ------                ------                  ------
                                                        $399.8                $369.7                  $346.9
Corporate and Other                                      (24.6)                (31.6)                  (26.7)
Other Income/(Expense)                                    -                     (5.0)                   11.7
                                                        ------                ------                  ------
Operating Income                                         375.2                 333.1                   331.9
Interest Expense, Net                                   (135.8)               (117.3)                 (116.0)
                                                        ------                ------                  ------
Income Before Income Taxes
   and Extraordinary Item                               $239.4                $215.8                  $215.9
                                                        ======                ======                  ======


                                                    Capital Expenditures                     Identifiable Assets
                                                -----------------------------         --------------------------------
                                                 1999       1998        1997           1999         1998         1997
                                                ------     ------      ------         ------       ------       ------
                                                                             (in millions)

Food and Support Services - United States         $94.6     $78.8       $81.7         $1,186.9     $1,069.7     $1,013.1
Food and Support Services - International          20.1      19.0        15.6            246.5        243.5        227.9
Uniform and Career Apparel - Rental                64.4      41.2        59.9            762.2        739.3        720.8
Uniform and Career Apparel - Direct Marketing       8.8       5.8         6.8            311.4        313.1        319.0
Educational Resources                              39.6      24.0        36.0            234.7        218.3        207.9
Corporate and Other                                 -        12.8         2.0            128.8        157.4        264.9
                                                 ------    ------      ------         --------     --------     --------

                                                 $227.5    $181.6      $202.0         $2,870.5     $2,741.3     $2,753.6
                                                 ======    ======      ======         ========     ========     ========

                      ARAMARK CORPORATION AND SUBSIDIARIES
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               ARAMARK CORPORATION
                                 BALANCE SHEETS
                       OCTOBER 1, 1999 AND OCTOBER 2, 1998
                                 (in thousands)

                                     ASSETS

                                                                   1999                    1998
                                                                -----------             ----------
Current Assets:
         Cash and cash equivalents                               $      200             $    -
         Receivables                                                    695                    933
         Inventories                                                     23                     23
         Prepayments                                                  1,840                  1,565
                                                                 ----------             ----------
                  Total current assets                                2,758                  2,521
                                                                 ----------             ----------
Property & Equipment, net                                             2,140                  2,947

Investment in Subsidiaries                                        1,379,139              1,214,682

Other Assets                                                          2,048                  1,669
                                                                 ----------             ----------
                                                                 $1,386,085             $1,221,819
                                                                 ==========             ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
         Accounts payable                                        $   33,174             $   29,963
         Accrued expenses                                            13,027                 24,689
                                                                 ----------             ----------
                  Total current liabilities                          46,201                 54,652
                                                                 ----------             ----------
Long-Term Borrowings                                                 26,689                 26,701

Other Noncurrent Liabilities                                         40,955                 59,342

Payable to Subsidiaries                                           1,125,669              1,140,000

Common Stock Subject to Potential Repurchase Under
  Provisions of Shareholders' Agreement                              20,000                 20,000

Shareholders' Equity/(Deficit) Excluding Common Stock
  Subject to Repurchase:
         Class A common stock, par value $.01                            27                     25
         Class B common stock, par value $.01                           656                    629
         Capital Surplus                                             57,356                  -
         Earnings retained for use in the business                   93,376                (56,815)
         Accumulated other comprehensive income (loss)               (4,844)                (2,715)
         Impact of potential repurchase feature of
            common stock                                            (20,000)               (20,000)
                                                                 ----------             ----------
                  Total                                             126,571                (78,876)
                                                                 ----------             ----------
                                                                 $1,386,085             $1,221,819
                                                                 ==========             ==========

The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                               ARAMARK CORPORATION
                              STATEMENTS OF INCOME
 FOR THE FISCAL YEARS ENDED OCTOBER 1, 1999, OCTOBER 2, 1998 AND OCTOBER 3, 1997
                                 (in thousands)

                                                                    1999               1998             1997
                                                                  --------           --------         --------
Equity in Net Income of Subsidiaries                              $150,191           $129,236         $146,108
                                                                  --------           --------         --------
Management Fee Income                                               25,371             34,853           35,342
                                                                  --------           --------         --------
General and Administrative Expenses                                 20,593             24,885           27,320
                                                                  --------           --------         --------
Interest (Income) Expense -

             Intercompany interest income                            -                 (5,568)          (8,663)

             Interest expense                                        4,778             10,678           16,685
                                                                  --------           --------         --------
Interest Expense, net                                                4,778              5,110            8,022
                                                                  --------           --------         --------
             Income before income taxes                            150,191            134,094          146,108

Provision for Income Taxes                                           -                  1,943            -
                                                                  --------           --------         --------
Income Before Extraordinary Item                                   150,191            132,151          146,108

Extraordinary Item Due to Early Extinguishments
  of Debt (net of income taxes of $1,943)                            -                  2,915            -
                                                                  --------           --------         --------
             Net income                                           $150,191           $129,236         $146,108
                                                                  ========           ========         ========

The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
     SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (Continued)

                               ARAMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
 FOR THE FISCAL YEARS ENDED OCTOBER 1, 1999, OCTOBER 2, 1998 AND OCTOBER 3, 1997
                                 (in thousands)

                                                               1999            1998             1997
                                                            ----------      ----------       ----------
Cash flows from operating activities:
      Net income                                             $150,191       $ 129,236        $ 146,108
      Equity in net income of subsidiaries                   (150,191)       (129,236)        (146,108)
      Extraordinary item                                        -               2,915            -
      Other, primarily  noncash working capital               (26,819)            256           (6,204)
                                                             --------       ---------        ---------
Net cash provided by (used in) operating activities           (26,819)          3,171           (6,204)
                                                             --------       ---------        ---------

Cash flows from investing activities:
      Purchases of property and equipment                         (31)           (732)            (469)
      Other                                                      (314)           (117)            (322)
                                                             --------       ---------        ---------
Net cash used in investing activities                            (345)           (849)            (791)
                                                             --------       ---------        ---------

Cash flows from financing activities:
      Payment of long-term borrowings including
          premiums                                              -            (106,563)         (32,160)
      Change in notes receivable from
         ARAMARK Services, Inc.                                 -             100,000            -
      Change in intercompany payable to
         subsidiaries                                          (4,804)        573,473           90,280
      Proceeds from issuance of common stock                   60,731          22,303           14,338
      Repurchase of common stock                              (28,563)       (591,535)         (65,463)
                                                             --------       ---------        ---------

Net cash provided by (used in) financing activities            27,364          (2,322)           6,995
                                                             --------       ---------        ---------

Change in cash                                               $    200       $   -            $   -

Cash, beginning of period                                       -               -                -
                                                             --------       ---------        ---------
Cash, end of period                                          $    200       $   -            $   -
                                                             ========       =========        =========

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

Note 2.

         The Company has guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $1.6 billion on October 1, 1999. See Note 4 to the Company's consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
 FOR THE FISCAL YEARS ENDED OCTOBER 1, 1999, OCTOBER 2, 1998 AND OCTOBER 3, 1997

                                                                 Additions                    Reductions
                                                        --------------------------     --------------------------
                                          Balance,      Acquisition                    Divestiture     Deductions        Balance,
                                       Beginning of         of          Charged to         of             from            End of
Description                             Fiscal Year     Businesses        Income       Businesses       Reserves (1)    Fiscal Year
-----------                            ------------     -----------     ----------     ----------      ----------       -----------
                                       - - - - - - - - - -- - - - - - - -- - (in  thousands)  - - - - - - - - - - - -  - - - - - -
Fiscal Year 1999
----------------

Reserve for doubtful accounts,
advances & current notes receivable      $24,457            $165         $13,413            $41         $15,498          $22,496
                                         =======            ====         =======           ====         =======          =======



Fiscal Year 1998
----------------

Reserve for doubtful accounts,
advances & current notes receivable      $23,158            $779         $12,209         $3,739          $7,950          $24,457
                                         =======            ====         =======         ======          ======          =======



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

                                INDEX TO EXHIBITS


3.1     Restated Certificate of Incorporation

3.2     Corporate By-Laws, as amended

4.1 Amended and Restated Stockholders' Agreement is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994

4.2 Amended and Restated Registration Rights Agreement is incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended April 1, 1988

4.3 7.0% Guaranteed Notes due July 15, 2006; Indenture dated July 15, 1991, is incorporated by reference to the Company's Registration Statements on Form S-3, Registration No. 33-525887, 33-64259 and 333-53161

4.4 6 3/4% Guaranteed Notes due August 1, 2004; Indenture dated July 15, 1991, is incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-53161

        Long-term debt instruments authorizing debt that does not exceed 10% of the total consolidated assets of the Company are not filed herewith but will be furnished on request of the Commission.

10.1    1999 Employment Agreement with Joseph Neubauer

10.2 Agreement relating to employment and post-employment competition dated May 6, 1986 with James E. Ksansnak is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 1989

10.3 Agreement relating to employment and post-employment competition dated October 4, 1991 with William Leonard is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1993

10.4 Agreement relating to employment and post-employment competition dated June 7, 1993 with L. Frederick Sutherland is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1996

10.5 Agreement relating to employment and post-employment competition dated December 14, 1998 with Charles Kiernan

10.6 Credit and Guaranty Agreement dated January 7, 1998 and amendments thereto dated May 7, 1998 and September 10, 1998 are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1998

12      Ratio of Earnings to Fixed Charges

21      Subsidiaries of Registrant

23      Consent of Arthur Andersen LLP, Independent Public Accountants

24      Powers of Attorney

27      Financial Data Schedule