Form 10-Q
period 1999-12-31
ARAMARK CORP
filed 2000-02-14
CIK 757523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 31, 1999   Commission file number 1-8827
                               -----------------                          ------


                               ARAMARK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                               23-2319139
--------------------------------------------------------------------------------
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)             Identification Number)


                  ARAMARK Tower
               1101 Market Street
            Philadelphia, Pennsylvania                       19107
--------------------------------------------------------------------------------
    (Address of principal executive offices)               (Zip Code)


                                 (215) 238-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
-


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X     No
                                       ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at January 28, 2000:   2,498,809
Class B common stock outstanding at January 28, 2000:  64,090,278
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)

                                     ASSETS
                                     ------

                                                       December 31,  October 1,
                                                          1999          1999
                                                       ------------  ----------
Current Assets:
    Cash and cash equivalents                          $   21,895    $   27,690
    Receivables                                           564,381       578,393
    Inventories, at lower of cost or market               373,308       369,791
    Prepayments and other current assets                  128,466        68,492
                                                       ----------    ----------
              Total current assets                      1,088,050     1,044,366
                                                       ----------    ----------

Property and Equipment, net                               938,304       933,715
Goodwill                                                  605,476       603,017
Other Assets                                              287,812       289,445
                                                       ----------    ----------

                                                       $2,919,642    $2,870,543
                                                       ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities:
    Current maturities of long-term borrowings         $   31,368    $   24,761
    Accounts payable                                      326,456       387,127
    Accrued expenses and other liabilities                540,021       513,865
                                                       ----------    ----------
              Total current liabilities                   897,845       925,753
                                                       ----------    ----------

Long-Term Borrowings                                    1,706,537     1,609,659
Deferred Income Taxes and Other Noncurrent Liabilities    245,650       188,560
Common Stock Subject to Potential Repurchase Under
  Provisions of Shareholders' Agreement                    20,000        20,000

Shareholders' Equity Excluding Common Stock
  Subject to Repurchase:
    Class A common stock, par value $.01                       25            27
    Class B common stock, par value $.01                      621           656
    Capital surplus                                             -        57,356
    Earnings retained for use in the business              71,606        93,376
    Accumulated other comprehensive income (loss)          (2,642)       (4,844)
    Impact of potential repurchase feature of
      common stock                                        (20,000)      (20,000)
                                                       ----------    ----------

              Total                                        49,610       126,571
                                                       ----------    ----------

                                                       $2,919,642    $2,870,543
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

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)


                                                      For the Three Months Ended
                                                      --------------------------
                                                       December 31,  January 1,
                                                          1999          1999
                                                      -------------  ----------
Sales                                                  $1,760,736    $1,648,465
                                                       ----------    ----------

Costs and Expenses:

   Cost of services provided                            1,591,679     1,498,347
   Depreciation and amortization                           51,664        45,821
   Selling and general corporate expenses                  22,533        19,485
                                                       ----------    ----------

                                                        1,665,876     1,563,653
                                                       ----------    ----------

   Operating income                                        94,860        84,812

Interest Expense, net                                      33,784        34,536
                                                       ----------    ----------

   Income before income taxes                              61,076        50,276

Provision for Income Taxes                                 23,806        20,193
                                                       ----------    ----------

   Net income                                          $   37,270    $   30,083
                                                       ==========   ===========

Earnings Per Share:
   Basic                                                     $.40          $.33
                                                             ====          ====
   Diluted                                                   $.38          $.30
                                                             ====          ====


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)

                                                      For the Three Months Ended
                                                      --------------------------
                                                       December 31,  January 1,
                                                          1999          1999
                                                      -------------  ----------
Cash flows from operating activities:
   Net income                                          $  37,270     $  30,083
   Adjustments to reconcile net income to net
    cash used in operating activities:
       Depreciation and amortization                      51,664        45,821
       Income taxes deferred                                 649         1,001
   Changes in noncash working capital                    (92,376)      (67,515)
   Other operating activities                             (6,641)       (3,279)
                                                       ---------     ---------

Net cash provided by (used in) operating activities       (9,434)        6,111
                                                       ---------     ---------
Cash flows from investing activities:
   Purchases of property and equipment                   (38,374)      (29,824)
   Disposals of property and equipment                     4,982         4,474
   Divestiture of certain businesses                           -         1,219
   Acquisition of certain businesses                     (18,123)       (1,759)
   Other investing activities                             (3,816)       (2,178)
                                                       ---------     ---------
Net cash used in investing activities                    (55,331)      (28,068)
                                                       ---------     ---------
Cash flows from financing activities:
   Proceeds from additional long-term borrowings         156,291        42,270
   Payment of long-term borrowings                       (52,806)       (7,608)
   Repurchase of stock                                   (46,398)       (3,734)
   Proceeds from issuance of common stock                  1,883         2,091
                                                       ---------     ---------
Net cash provided by financing activities                 58,970        33,019
                                                       ---------     ---------
Increase (decrease) in cash and cash equivalents          (5,795)       11,062

Cash and cash equivalents, beginning of period            27,690        20,614
                                                       ---------     ---------
Cash and cash equivalents, end of period               $  21,895     $  31,676
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

(2)      CAPITAL STOCK:
         -------------

         During the first quarter of fiscal 2000, pursuant to the ARAMARK Ownership Program, employees purchased 458,683 shares or $3.2 million of Class B Common Stock for $1.9 million cash plus $1.3 million of deferred payment obligations.

         Pursuant to a December 1999 agreement, in January 2000 the Company repurchased 2,658,636 shares of class B common stock for $40.4 million ($20.2 million in cash and $20.2 million in subordinated installment notes). Accordingly, the total consideration of $40.4 million was reclassified from shareholders' equity and reflected as a liability in the accompanying balance sheet as of December 31, 1999.

(3)      SUPPLEMENTAL CASH FLOW INFORMATION:
         -----------------------------------

         The Company made interest payments of $22.5 million and $22.7 million and income tax payments of $12.6 million and $18.4 million during the first quarter of fiscal 2000 and 1999, respectively. During the first quarter of fiscal 2000, the Company purchased $3.0 million of its Class A Common Stock and $83.3 million of its Class B Common Stock, issuing $39.9 million in subordinated installment notes as partial consideration, and contributed $7.1 million of Class A Common Stock to its employee benefit plans.

(4)      ARAMARK SERVICES, INC. AND SUBSIDIARIES:
         ---------------------------------------

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

                                                For the Three Months Ended
                                         -------------------------------------
                                         December 31,               January 1,
                                             1999                      1999
                                         ------------               ----------
                                                      (in millions)
         Sales                             $1,162.8                   $1,083.8
         Cost of services provided          1,093.1                    1,013.6
         Net income                            10.6                       13.9

                                         December 31,                October 1,
                                             1999                      1999
                                         ------------                --------
                                                      (in millions)
         Current assets                    $  571.5                  $   519.4
         Noncurrent assets                  2,051.6                    1,977.9
         Current liabilities                  591.1                      574.0
         Noncurrent liabilities             1,833.3                    1,737.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)   EARNINGS PER SHARE:
      -------------------

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

                                                    Three Months Ended
                                              -------------------------------
                                              December 31,         January 1,
                                                 1999                 1999
                                              ------------         ----------
                                           (in thousands, except per share data)
      Earnings:
        Net income                              $37,270              $30,083
                                                =======              =======
      Shares:
        Weighted average number of common
         shares outstanding used in basic
         earnings per share calculation          92,121               90,566

        Impact of potential exercise
         opportunities under the
         ARAMARK Ownership Plan                   7,187                8,568
                                                -------              -------
         Total common shares used in diluted
           earnings per share calculation        99,308               99,134
                                                =======              =======

      Basic earnings per common share              $.40                 $.33
                                                   ====                 ====
      Diluted earnings per common share            $.38                 $.30
                                                   ====                 ====

(6)   COMPREHENSIVE INCOME:
      ---------------------

      Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income", comprehensive income includes all changes in shareholders' equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments and unrealized holding gains/losses in marketable equity securities. Total comprehensive income was $39.5 million and $32.1 million for the three months ended December 31, 1999 and January 1, 1999, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) SEGMENT INFORMATION

    Sales and operating income by segment are as follows:

                                                          Three Months Ended
                                                    ----------------------------
                                                    December 31,      January 1,
                Sales                                  1999              1999
    ---------------------------------------------   ------------      ----------
                                                           (in thousands)

    Food and Support Services - United States       $1,045,919       $  943,890
    Food and Support Services - International          253,653          250,801
    Uniform and Career Apparel - Rental                238,659          225,106
    Uniform and Career Apparel - Direct Marketing      120,265          134,255
    Educational Resources                              102,240           94,413
                                                    ----------       ----------
                                                    $1,760,736       $1,648,465
                                                    ==========       ==========

                                                          Three Months Ended
                                                    ----------------------------
                                                    December 31,      January 1,
            Operating Income                           1999              1999
    ---------------------------------------------   ------------      ----------
                                                           (in thousands)

    Food and Support Services - United States         $ 43,861          $41,200
    Food and Support Services - International           12,799            9,600
    Uniform and Career Apparel - Rental                 31,076           26,791
    Uniform and Career Apparel - Direct Marketing        5,494            5,003
    Educational Resources                                7,828            7,274
                                                      --------          -------
                                                       101,058           89,868
    Corporate and Other                                 (6,198)          (5,056)
                                                      --------          -------
       Operating Income                                 94,860           84,812
    Interest Expense, Net                              (33,784)         (34,536)
                                                      --------          -------
       Income Before Income Taxes                     $ 61,076          $50,276
                                                      ========          =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
-------                        FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Prior year segment results have been restated to conform with the current year segment presentation. See note 7 to the condensed consolidated financial statements for the segment operating results for the first quarter of fiscal 2000 and fiscal 1999.

Overview
--------

Sales for the first quarter of fiscal 2000 of $1.8 billion increased 7% over the prior year period, with increases in the Food and Support Services, Uniform and Career Apparel - Rental and Educational Resources segments being partially offset by a decline in sales at the Uniform and Career Apparel - Direct Marketing segment. Operating income of $94.9 million increased 12% over the prior year due to increased earnings in all operating segments. The Company's operating margin increased to 5.4% from 5.1% due primarily to the leveraging of fixed costs, effective cost controls and the impact of the National Basketball Association (NBA) labor dispute in the prior year first quarter. Interest expense, net was $33.8 million, a decrease of 2% from the prior year period due primarily to lower debt levels.

Segment Results
---------------

Sales - Food and Support Services - United States segment sales were 11% higher than the prior year due to increased volume (5%), the impact of acquisitions (5%) and the impact of the NBA labor dispute on the prior year results (1%). Sales in the Food and Support Services - International segment increased 1% over the prior year period due to new accounts (4%) and increased volume (3%), partially offset by the unfavorable impact of foreign currency translation (4%) and the impact of a divestiture (2%). Sales in the Uniform and Career Apparel - Rental segment increased 6% due to increased volume. Uniform and Career Apparel
- Direct Marketing segment sales decreased 10% from the prior year period. The decrease was due to a decline in sales of uniforms and career apparel (13%), resulting from a planned reduction of catalog circulation, partially offset by increased sales of safety equipment and related accessories (3%), primarily from the acquisition of Dyna Corporation in the second quarter of fiscal 1999. Educational Resources segment sales increased 8% versus the prior year due to pricing and new locations.

Operating Income - Food and Support Services - United States segment operating income increased 6% due to the sales increases noted above and the impact of the NBA labor dispute in the prior year, partially offset by increased operating costs, including a provision for a receivable from a customer that filed for bankruptcy. Food and Support Services - International segment operating income increased 33% versus the prior year due primarily to a gain from the sale of an asset plus the sales increases noted above, partially offset by the negative impact of foreign currency translation. Uniform and Career Apparel - Rental segment operating income increased 16% versus the prior year period due to the sales increases noted above and leveraging of fixed costs, partially offset by costs related to the startup of certain manufacturing operations. Operating income in the Uniform and Career Apparel - Direct Marketing segment increased 10% versus the prior year due to increased margins and reduced catalog and other costs, partially offset by startup costs related to a new distribution facility and lower sales. Educational Resources segment operating income increased 8% due to the sales growth noted above.

FINANCIAL CONDITION
-------------------

The Company's indebtedness increased $103 million in the first three months of fiscal 2000, principally to finance seasonal working capital needs, common stock repurchases and capital additions. The Company currently has approximately $475 million of unused committed credit availability under its credit facilities, which management believes, along with cash flows from operations, is sufficient to fund operating requirements.

Pursuant to a December 1999 agreement, in January 2000 the Company repurchased 2,658,636 shares of class B common stock for $40.4 million ($20.2 million in cash and $20.2 million in subordinated installment notes). Accordingly, the total consideration of $40.4 million was reclassified from shareholders' equity and reflected as a liability in the accompanying balance sheet as of December 31, 1999.

YEAR 2000 READINESS DISCLOSURE
------------------------------

To date, the Company's internal financial and operational systems have experienced no material adverse impact from the transition to the Year 2000. In addition, the Company is not aware that any of its customers, suppliers or other third parties with whom it has business relationships have experienced any significant Year 2000 issues that affect the Company. While unforeseen Year 2000 related failures could still occur, the Company does not currently expect that any such failures would have a material adverse impact on the Company's operations and financial condition. The Company does not expect to incur any significant additional costs relating to Year 2000 issues.



PART II - OTHER INFORMATION


Item 1 through 5 are not applicable.
------------------------------------


Item 6:    Exhibits.
------     --------

           (a) Exhibit 27 - Financial Data Schedule for the three months ended December 31, 1999.

           (b)   Not Applicable

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ARAMARK CORPORATION




February 14, 2000                               /s/ Alan J. Griffith
                                                ------------------------------
                                                    Alan J. Griffith
                                                    Vice President, Controller
                                                    and Chief Accounting Officer