Form 10-Q
period 2000-03-31
ARAMARK CORP
filed 2000-05-15
CIK 757523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 2000     Commission file number 1-8827
                               --------------                            ------


                               ARAMARK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                  23-2319139
         -------------------------------                 ---------------------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                 Identification Number)


            ARAMARK Tower
          1101 Market Street
      Philadelphia, Pennsylvania                                19107-2988
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


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

                              Yes     X         No
                                  ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at April 28, 2000:             2,461,792
Class B common stock outstanding at April 28, 2000:            61,876,660
-------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)

                                     ASSETS
                                     ------

                                                                                March 31,            October 1,
                                                                                  2000                  1999
                                                                              ----------            ----------
Current Assets:
       Cash and cash equivalents                                               $   26,473            $   27,690
       Receivables                                                                547,303               578,393
       Inventories, at lower of cost or market                                    384,443               369,791
       Prepayments and other current assets                                       102,747                68,492
                                                                               ----------            ----------

              Total current assets                                              1,060,966             1,044,366
                                                                               ----------            ----------

Property and Equipment, net                                                       957,438               933,715
Goodwill                                                                          606,619               603,017
Other Assets                                                                      320,209               289,445
                                                                               ----------            ----------

                                                                               $2,945,232            $2,870,543
                                                                               ==========            ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
       Current maturities of long-term borrowings                              $   19,959            $   24,761
       Accounts payable                                                           383,148               387,127
       Accrued expenses and other liabilities                                     501,386               513,865
                                                                               ----------            ----------

              Total current liabilities                                           904,493               925,753
                                                                               ----------            ----------

Long-Term Borrowings                                                            1,719,569             1,609,659
Deferred Income Taxes and Other Noncurrent Liabilities                            225,700               188,560
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                                           20,000                20,000

Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
       Class A common stock, par value $.01                                            25                    27
       Class B common stock, par value $.01                                           628                   656
       Capital surplus                                                              5,221                57,356
       Earnings retained for use in the business                                   94,422                93,376
       Accumulated other comprehensive income (loss)                               (4,826)               (4,844)
       Impact of potential repurchase feature of
         common stock                                                             (20,000)              (20,000)
                                                                               ----------            ----------

              Total                                                                75,470               126,571
                                                                               ----------            ----------

                                                                               $2,945,232            $2,870,543
                                                                               ==========            ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                       For the Three Months Ended                  For the Six Months Ended
                                                      ------------------------------           --------------------------------
                                                       March 31,            April 2,             March 31,            April 2,
                                                         2000                1999                  2000                 1999
                                                      ----------          ----------            ----------           ----------

Sales                                                 $1,740,401          $1,658,845            $3,501,137           $3,307,310
                                                      ----------          ----------            ----------           ----------

Costs and Expenses:
       Cost of services provided                       1,591,681           1,521,102             3,183,360            3,019,449
       Depreciation and amortization                      52,737              48,709               104,401               94,530
       Selling and general corporate expenses             21,826              22,846                44,359               42,331
                                                      ----------          ----------            ----------           ----------

                                                       1,666,244           1,592,657             3,332,120            3,156,310
                                                      ----------          ----------            ----------           ----------

       Operating income                                   74,157              66,188               169,017              151,000
Interest Expense, net                                     36,734              34,929                70,518               69,465
                                                      ----------          ----------            ----------           ----------

       Income before income taxes                         37,423              31,259                98,499               81,535

Provision for Income Taxes                                14,607              11,832                38,413               32,025
                                                      ----------          ----------            ----------           ----------

       Net income                                     $   22,816          $   19,427            $   60,086           $   49,510
                                                      ==========          ==========            ==========           ==========

Earnings Per Share:
      Basic                                                 $.25                $.20                  $.66                 $.53
      Diluted                                               $.24                $.19                  $.62                 $.49

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)

                                                                                  For the Six Months Ended
                                                                                ----------------------------
                                                                                 March 31,          April 2,
                                                                                   2000               1999
                                                                                ---------          ---------
Cash flows from operating activities:
     Net income                                                                 $  60,086          $  49,510
     Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                                          104,401             94,530
           Income taxes deferred                                                    1,865              2,414
    Changes in noncash working capital                                            (34,458)           (17,939)
    Other operating activities                                                    (11,940)           (10,571)
                                                                                ---------          ---------

Net cash provided by operating activities                                         119,954            117,944
                                                                                ---------          ---------
Cash flows from investing activities:
    Purchases of property and equipment                                           (96,114)           (74,754)
    Disposals of property and equipment                                             7,718              6,466
    Sale of investments                                                                 -             40,722
    Divestiture of certain businesses                                                   -              8,380
    Acquisition of certain businesses                                             (32,487)           (60,614)
    Other investing activities                                                    (30,042)           (10,109)
                                                                                ---------          ---------

Net cash used in investing activities                                            (150,925)           (89,909)
                                                                                ---------          ---------

Cash flows from financing activities:
    Proceeds from additional long-term borrowings                                 182,542              5,897
    Payment of long-term borrowings                                               (82,434)           (34,641)
    Proceeds from issuance of common stock                                         31,893             13,492
    Repurchase of stock                                                          (102,247)           (11,309)
    Other financing activities                                                          -                (31)
                                                                                ---------          ---------

Net cash provided by (used in) financing activities                                29,754            (26,592)
                                                                                ---------          ---------

Increase (decrease) in cash and cash equivalents                                   (1,217)             1,443

Cash and cash equivalents, beginning of period                                     27,690             20,614
                                                                                ---------          ---------

Cash and cash equivalents, end of period                                        $  26,473          $  22,057
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


(2) CAPITAL STOCK:
    -------------

    During the first six months of fiscal 2000, pursuant to the ARAMARK Ownership Program, employees purchased 6,093,330 shares of Class B Common Stock for total consideration of $35.6 million consisting of $31.9 million in cash plus $3.7 million of deferred payment obligations.


(3) SUPPLEMENTAL CASH FLOW INFORMATION:
    ----------------------------------

    The Company made interest payments of $67.8 million and $66.6 million and income tax payments of $42.4 million and $46.0 million during the first six months of fiscal 2000 and 1999, respectively. During the first six months of fiscal 2000, the Company purchased $14.3 million of its Class A Common Stock and $151.7 million of its Class B Common Stock, issuing $63.8 million in installment notes as partial consideration, and contributed $7.1 million of Class A Common Stock to its employee benefit plan.


(4) COMPREHENSIVE INCOME:
    --------------------

    Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income", comprehensive income includes all changes in shareholders' equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments and unrealized holding gains/losses in marketable equity securities. Total comprehensive income was $20.6 million and $60.1 million for the three and six months ended March 31, 2000, respectively; and $15.8 million and $48.0 million for the three and six months ended April 2, 1999, respectively.

(5) ACQUISITIONS:
    ------------

    On March 29, 2000, the Company entered into a definitive agreement to acquire substantially all of the food and beverage concessions and venue businesses of Ogden Corporation for $236 million in cash. The acquisition will be financed through the Company's existing revolving credit facility and is expected to close during the fiscal third quarter.

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

                                            For the Three Months Ended               For the Six  Months Ended
                                            --------------------------              --------------------------
                                             March 31,              April 2,           March 31,       April 2,
                                               2000                  1999                2000            1999
                                            -----------          -----------        --------------     ---------
                                                                          (in millions)
       Sales                                  $1,161.7             $1,119.0             $2,324.5         $2,202.7
       Cost of services provided               1,095.7              1,053.3              2,188.8          2,066.8
       Net income                                  7.8                 10.0                 18.4             23.9

                                                                 March 31,               October 1,
                                                                    2000                     1999
                                                                ------------             --------
                                                                          (in millions)
       Current assets                                            $   535.7                $   519.4
       Noncurrent assets                                           2,102.7                  1,977.9
       Current liabilities                                           579.2                    574.0
       Noncurrent liabilities                                      1,854.9                  1,737.3


(7) EARNINGS PER SHARE:
    -------------------

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

                                                      Three Months Ended                   Six Months Ended
                                                     March 31,     April 2,             March 31,        April 2,
                                                      2000           1999                 2000             1999
                                                   ------------   ----------          ------------      -------
                                                              (in thousands, except per share data)
Earnings:
     Net income                                      $22,816         $19,427            $60,086            $49,510
                                                     =======         =======            =======            =======

Shares:
     Weighted average number of common
        shares outstanding used in basic
        earnings per share calculation                90,510          95,158             91,315             92,865
     Impact of potential exercise opportunities
       under the ARAMARK Ownership Plan                5,487           6,952              6,339              7,770
                                                     -------         -------            -------            -------

     Total common shares used in diluted
        earnings per share calculation                95,997         102,110             97,654            100,635
                                                     =======         =======            =======            =======

     Basic earnings per common share                    $.25            $.20               $.66              $.53
                                                        ====            ====               ====              ====

     Diluted earnings per common share                  $.24            $.19               $.62              $.49
                                                        ====            ====               ====              ====


    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8) SEGMENT INFORMATION:
    --------------------

    Sales and operating income by segment are as follows:

                                                                 Three Months Ended                Six Months Ended
                                                          -------------------------------      --------------------------
                                                             March 31,         April 2,          March 31,       April 2,
                     Sales                                     2000              1999              2000            1999
    --------------------------------------------           -------------      ----------       ------------    -----------
                                                                                  (in thousands)
    Food and Support Services - United States                $1,021,828         $975,905        $2,067,747      $1,919,796
    Food and Support Services - International                   257,674          249,531           511,327         500,332
    Uniform and Career Apparel - Rental                         240,780          224,948           479,439         450,053
    Uniform and Career Apparel - Direct Marketing               109,065          106,742           229,330         240,997
    Educational Resources                                       111,054          101,719           213,294         196,132
                                                             ----------       ----------        ----------      ----------
                                                             $1,740,401       $1,658,845        $3,501,137      $3,307,310
                                                             ==========       ==========        ==========      ==========

                                                                 Three Months Ended                Six Months Ended
                                                           -----------------------------       --------------------------
                                                             March 31,         April 2,          March 31,       April 2,
                  Operating Income                              2000             1999              2000            1999
    --------------------------------------------           ------------      -----------       ------------      --------
                                                                                  (in thousands)

    Food and Support Services - United States                  $ 32,415         $ 29,723          $ 76,276        $ 70,923
    Food and Support Services - International                    11,242           11,771            24,041          21,371
    Uniform and Career Apparel - Rental                          24,232           21,004            55,308          47,795
    Uniform and Career Apparel - Direct Marketing                 2,001             (368)            7,495           4,635
    Educational Resources                                        10,776           11,379            18,604          18,653
                                                               --------         --------          --------        --------
                                                                 80,666           73,509           181,724         163,377
    Corporate and Other                                          (6,509)          (7,321)          (12,707)        (12,377)
                                                               --------         --------          --------        --------
       Operating Income                                          74,157           66,188           169,017         151,000
    Interest Expense, Net                                       (36,734)         (34,929)          (70,518)        (69,465)
                                                               --------         --------          --------        --------
       Income Before Income Taxes                              $ 37,423         $ 31,259          $ 98,499        $ 81,535
                                                               ========         ========          ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Prior year segment results have been restated to conform with the current year segment presentation. See note 8 to the condensed consolidated financial statements for the segment operating results.

Overview
--------

Sales of $1.7 billion for the second quarter and $3.5 billion for the six-month period increased 5% and 6%, respectively, over the prior year periods. Sales increased in all operating segments in the second quarter. For the six month period, sales increases in the Food and Support Services, Uniform and Career Apparel - Rental, and Educational Resources segments were partially offset by a decline in sales in the Uniform and Career Apparel - Direct Marketing segment. Operating income of $74.2 million for the second quarter and $169 million for the six month period increased 12% over the respective prior year periods, primarily due to strong performances in the Food and Support Services - United States segment and the Uniform and Career Apparel segments. The Company's operating margin for the six months increased to 4.8% from 4.6% due primarily to the leveraging of fixed costs and effective cost controls. Interest expense, net for the three and six-month periods increased 5% and 2%, respectively, over the prior year periods due primarily to increased borrowing levels.

Segment Results
---------------

Sales - Food and Support Services - United States segment sales for the three and six month periods increased 5% and 8% versus the comparable prior year periods due to new accounts (2% and 1%, respectively), increased volume (2% and 4%, respectively), and the impact of acquisitions (1% and 3%, respectively). Sales in the Food and Support Services - International segment increased 3% and 2% for the three and six month periods due to new accounts (5%) and increased volume (3%), partially reduced by the unfavorable impact of foreign currency translation (4%) and the impact of a divestiture (1% and 2%, respectively). Uniform and Career Apparel - Rental segment sales for both the three and six month periods increased 7% over the prior year due primarily to increased volume. Uniform and Career Apparel - Direct Marketing segment sales increased 2% for the second quarter and decreased 5% for the six months versus the respective prior year periods. Segment sales performance reflects a decrease in sales of uniforms and career apparel for the three and six month periods, primarily as a result of a planned reduction of catalog circulation (approximately 2% and 8%, respectively), and an increase in sales of safety equipment and related accessories for the three and six month periods due to increased volume and the acquisition of Dyna Corporation in the second quarter of fiscal 1999 (approximately 4% and 3%, respectively). Educational Resources segment sales increased 9% from the prior year for both the three and six month periods due to pricing and new locations, partially offset by a decrease in enrollment at existing locations.

Operating Income - Food and Support Services - United States segment operating income increased 9% and 8% for the three and six month periods due to the sales increases noted above and the impact of the NBA labor dispute in the prior year, which were partially offset by increased operating costs, including a provision in the first quarter for a receivable from a customer that filed for bankruptcy. Food and Support Services - International segment operating income for the three and six month periods decreased 4% and increased 12%, respectively from the prior year periods. Excluding the impact of asset sale gains from both years and foreign currency translation, operating income for the three and six month periods increased 8% and 2%, respectively, due to the sales increases noted above, partially offset by increased operating costs. Uniform and Career Apparel
- Rental segment operating income for the three and six month periods increased 15% and 16% versus the respective prior year periods due to the sales increases noted above and leveraging of fixed costs, partially offset by costs related to the startup of certain manufacturing operations. Operating income in the Uniform and Career Apparel - Direct Marketing segment for the second quarter of fiscal 2000 was $2 million versus a loss of $368 thousand in the prior year period. The improved earnings are due to the sales increases noted above, increased margins and reduced catalog and other costs, partially offset by continuing start-up costs related to a new distribution center. Operating income for the six month period increased 62% over the prior year period due to increased margins and reduced catalog and other costs, partially offset by the distribution center startup costs noted above and lower sales. Educational Resources segment operating income for the three month period decreased 5% and was equal with prior year for the six month period. Operating results have been adversely impacted by increased labor and other operating costs resulting from tight labor markets.

FINANCIAL CONDITION
-------------------

The Company's indebtedness increased $105 million in the first six months of fiscal 2000, principally to finance seasonal working capital needs, common stock repurchases and capital additions. The Company currently has approximately $500 million of unused committed credit availability under its revolving credit facilities, which management believes, along with cash flows from operations, is sufficient to fund operating requirements.

On March 29, 2000, the Company entered into a definitive agreement to acquire substantially all of the food and beverage concessions and venue businesses of Ogden Corporation for $236 million in cash. The acquisition will be financed through the Company's existing revolving credit facility and is expected to close during the fiscal third quarter.

                           PART II - OTHER INFORMATION



Item 1:        Not Applicable.
-------


Item 2:        Not Applicable.
-------


Item 3:        Not Applicable.
-------


Item 4:        Submission of Matters to a Vote of Security Holders
-------        ---------------------------------------------------

               (a) The Annual Meeting of Stockholders was held on February 8, 2000.

               (b)  Not Applicable.

               (c) There were 56,032,677 affirmative votes and 146,979 votes withheld or abstained with respect to the uncontested election of directors.

               (d)   Not Applicable.

Item 5:        Not Applicable.
-------

Item 6:        Exhibits
-------        --------

               (a)  Exhibit 27 - Financial Data Schedule

               (b)  Not Applicable.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ARAMARK CORPORATION




May 15, 2000                                       s/Alan J. Griffith
                                                   ------------------
                                                   Alan J. Griffith
                                                   Vice President, Controller
                                                   and Chief Accounting Officer