Form 10-Q
period 2000-06-30
ARAMARK CORP
filed 2000-08-14
CIK 757523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 2000      Commission file number 1-8827
                               --------------                            ------


                               ARAMARK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                           23-2319139
--------------------------------------------------------------------------------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification Number)


        ARAMARK Tower
     1101 Market Street
  Philadelphia, Pennsylvania                                    19107-2988
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

                               Yes     X         No
                                   ---------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at July 28, 2000:    2,423,377
Class B common stock outstanding at July 28, 2000:   60,423,027
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)

                                                   ASSETS
                                                                                           June 30,                October 1,
                                                                                             2000                     1999
                                                                                         -----------              -----------
Current Assets:
       Cash and cash equivalents                                                         $    39,047              $    27,690
       Receivables                                                                           559,662                  578,393
       Inventories, at lower of cost or market                                               400,263                  369,791
       Prepayments and other current assets                                                   87,810                   68,492
                                                                                         -----------              -----------

              Total current assets                                                         1,086,782                1,044,366
                                                                                         -----------              -----------

Property and Equipment, net                                                                1,017,358                  933,715
Goodwill                                                                                     698,874                  603,017
Other Assets                                                                                 407,086                  289,445
                                                                                         -----------              -----------

                                                                                         $ 3,210,100              $ 2,870,543
                                                                                         ===========              ===========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Current maturities of long-term borrowings                                        $    25,763              $    24,761
       Accounts payable                                                                      367,723                  387,127
       Accrued expenses and other liabilities                                                571,023                  513,865
                                                                                         -----------              -----------

              Total current liabilities                                                      964,509                  925,753
                                                                                         -----------              -----------

Long-Term Borrowings                                                                       1,932,687                1,609,659
Deferred Income Taxes and Other Noncurrent Liabilities                                       215,395                  188,560
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                                                      20,000                   20,000

Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
       Class A common stock, par value $.01                                                       24                       27
       Class B common stock, par value $.01                                                      609                      656
       Capital surplus                                                                          --                     57,356
       Earnings retained for use in the business                                             105,409                   93,376
       Accumulated other comprehensive income (loss)                                          (8,533)                  (4,844)
       Impact of potential repurchase feature of
         common stock                                                                        (20,000)                 (20,000)
                                                                                         -----------              -----------

              Total                                                                           77,509                  126,571
                                                                                         -----------              -----------

                                                                                         $ 3,210,100              $ 2,870,543
                                                                                         ===========              ===========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                         For the Three Months Ended              For the Nine Months Ended
                                                       ------------------------------          ------------------------------
                                                        June 30,             July 2,             June 30,            July 2,
                                                          2000                1999                 2000               1999
                                                       ----------          ----------          ----------          ----------
Sales                                                  $1,830,072          $1,707,257          $5,331,209          $5,014,567
                                                       ----------          ----------          ----------          ----------

Costs and Expenses:
       Cost of services provided                        1,646,268           1,539,380           4,829,628           4,558,829
       Depreciation and amortization                       54,934              48,966             159,335             143,496
       Selling and general corporate expenses              20,910              20,352              65,269              62,683
                                                       ----------          ----------          ----------          ----------

                                                        1,722,112           1,608,698           5,054,232           4,765,008
                                                       ----------          ----------          ----------          ----------

       Operating income                                   107,960              98,559             276,977             249,559

Interest Expense, net                                      37,708              33,295             108,226             102,760
                                                       ----------          ----------          ----------          ----------

       Income before income taxes                          70,252              65,264             168,751             146,799

Provision for Income Taxes                                 26,889              23,405              65,302              55,430
                                                       ----------          ----------          ----------          ----------

       Net income                                      $   43,363          $   41,859          $  103,449          $   91,369
                                                       ==========          ==========          ==========          ==========

Earnings Per Share:
      Basic                                                  $.49                $.44               $1.15               $.97
      Diluted                                                $.46                $.41               $1.08               $.90


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)

                                                                     For the Nine Months Ended
                                                                 ---------------------------------
                                                                  June 30,                July 2,
                                                                    2000                   1999
                                                                 ---------               ---------
Cash flows from operating activities:
     Net income                                                  $ 103,449               $  91,369
     Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                           159,335                 143,496
           Income taxes deferred                                     2,807                   5,611
     Changes in noncash working capital                            (11,388)                (10,200)
     Other operating activities                                    (16,356)                (11,854)
                                                                 ---------               ---------

Net cash provided by operating activities                          237,847                 218,422
                                                                 ---------               ---------

Cash flows from investing activities:
     Purchases of property and equipment                          (158,912)               (126,147)
     Disposals of property and equipment                            11,427                  10,401
     Sale of investments                                              --                    40,722
     Divestiture of certain businesses                                --                     8,380
     Acquisition of certain businesses                            (245,782)                (60,614)
     Other investing activities                                    (49,450)                (14,425)
                                                                 ---------               ---------

Net cash used in investing activities                             (442,717)               (141,683)
                                                                 ---------               ---------

Cash flows from financing activities:
     Proceeds from additional long-term borrowings                 399,465                   4,323
     Payment of long-term borrowings                               (80,435)               (117,880)
     Proceeds from issuance of common stock                         32,243                  59,336
     Repurchase of stock                                          (134,784)                (16,313)
     Other financing activities                                       (262)                   (185)
                                                                 ---------               ---------

Net cash provided by (used in) financing activities                216,227                 (70,719)
                                                                 ---------               ---------

Increase in cash and cash equivalents                               11,357                   6,020

Cash and cash equivalents, beginning of period                      27,690                  20,614
                                                                 ---------               ---------
Cash and cash equivalents, end of period                         $  39,047               $  26,634
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

(2)  LONG-TERM BORROWINGS

     During the third quarter, the Company entered into two variable rate term loan agreements totaling $125 million, which mature in May 2005. In July 2000, the Company entered into a $45 million variable rate term loan agreement which matures in July 2003. Proceeds from the term loans were used to repay borrowings under the Company's revolving credit facility. Additionally, during the third quarter the Company entered into interest rate swap agreements totaling $300 million (notional amount) which fix the rate on a like amount of variable rate borrowings at an average effective rate of 8.1%. The interest rate swaps have terms of one to three years.

(3)  CAPITAL STOCK:

     During the first nine months of fiscal 2000, pursuant to the ARAMARK Ownership Program, employees purchased 6,205,975 shares of Class B Common Stock for total consideration of $36.4 million consisting of $32.2 million in cash plus $4.2 million of deferred payment obligations.

(4)  SUPPLEMENTAL CASH FLOW INFORMATION:

     The Company made interest payments of $95.6 million and $88.4 million and income tax payments of $44.2 million and $53.1 million during the first nine months of fiscal 2000 and 1999, respectively. During the first nine months of fiscal 2000, the Company purchased $21.7 million of its Class A Common Stock and $182.6 million of its Class B Common Stock, issuing $69.5 million in installment notes as partial consideration, and contributed $7.1 million of Class A Common Stock to its employee benefit plan.

(5)  COMPREHENSIVE INCOME:

     Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income", comprehensive income includes all changes in shareholders' equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments and unrealized holding gains/losses in marketable equity securities. Total comprehensive income was $39.7 million and $99.8 million for the three and nine months ended June 30, 2000, respectively; and $42.0 million and $90.0 million for the three and nine months ended July 2, 1999, respectively.

(6)  ACQUISITIONS:

     On June 2, 2000, the Company acquired substantially all of the food and beverage concessions and venue management businesses of Ogden Corporation for approximately $235 million in cash and assumed debt. The acquisition was accounted for as a purchase and was financed through the Company's revolving credit facility. The results of the food and beverage concessions businesses of Ogden Corporation have been included in the accompanying consolidated financial statements since the date of acquisition. The costs of the acquisition were allocated to the assets acquired and liabilities assumed based on a preliminary estimate of their respective fair values. Amounts allocated to goodwill are being amortized on a straight-line basis over 40 years. Annual sales of the acquired food and beverage concessions business in 1999 were approximately $350 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     In connection with this acquisition, the Company has an agreement to sell the venue management portion of the business to an affiliate for approximately $35 million. The sale of the venue management contracts are contingent upon the approval of other parties to the contracts. As of June 30, 2000, venue management contracts representing $17.5 million of the total selling price have been transferred and the proceeds received by the Company.

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

                                               For the Three Months Ended                For the Nine Months Ended
                                               --------------------------              -----------------------------
                                             June 30,               July 2,            June 30,           July  2,
                                               2000                  1999                2000               1999
                                            -----------          -----------           -----------       -----------
                                                                           (in millions)

       Sales                                  $1,094.5             $1,062.2             $3,419.0         $3,264.9
       Cost of services provided               1,037.9              1,004.2              3,226.7          3,071.1
       Net income                                  2.9                  8.4                 21.3             32.2

                                                                   June 30,               October 1,
                                                                     2000                    1999
                                                                 ------------           --------------
                                                                             (in millions)
       Current assets                                             $  505.0                $   519.4
       Noncurrent assets                                           2,322.3                  1,977.9
       Current liabilities                                           556.9                    574.0
       Noncurrent liabilities                                      2,065.6                  1,737.3

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

                                                            Three Months Ended                         Nine Months Ended
                                                     ------------------------------              ------------------------------
                                                     June 30,               July 2,              June 30,               July 2,
                                                       2000                  1999                  2000                  1999
                                                     --------              --------              --------              --------
                                                                          (in thousands, except per share data)
Earnings:
     Net income                                      $ 43,363              $ 41,859              $103,449              $ 91,369
                                                     ========              ========              ========              ========

Shares:
     Weighted average number of common
        shares outstanding used in basic
        earnings per share calculation                 88,245                95,707                90,292                93,812
     Impact of potential exercise opportunities
       under the ARAMARK Ownership Plan                 5,113                 6,639                 5,938                 7,407
                                                     --------              --------              --------              --------

     Total common shares used in diluted
        earnings per share calculation                 93,358               102,346                96,230               101,219
                                                     ========              ========              ========              ========

     Basic earnings per common share                     $.49                  $.44                 $1.15                 $.97
                                                         ====                  ====                 =====                 ====

     Diluted earnings per common share                   $.46                  $.41                 $1.08                 $.90
                                                         ====                  ====                 =====                 ====

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   (9)   SEGMENT INFORMATION:

         Sales and operating income by segment are as follows:

                                                                        Three Months Ended               Nine Months Ended
                                                                   --------------------------       ---------------------------
                                                                     June 30,        July 2,          June 30,         July 2,
                                Sales                                 2000            1999              2000            1999
         ----------------------------------------------            ----------      ----------       ----------       ----------
                                                                                         (in thousands)
         Food and Support Services - United States                 $1,119,841      $1,032,944       $3,187,588       $2,952,740
         Food and Support Services - International                    245,149         240,343          756,476          740,675
         Uniform and Career Apparel - Rental                          245,611         229,992          725,050          680,045
         Uniform and Career Apparel - Direct Marketing                102,694          99,971          332,024          340,968
         Educational Resources                                        116,777         104,007          330,071          300,139
                                                                   ----------      ----------       ----------       ----------
                                                                   $1,830,072      $1,707,257       $5,331,209       $5,014,567
                                                                   ==========      ==========       ==========       ==========


                                                                        Three Months Ended               Nine Months Ended
                                                                   --------------------------       ---------------------------
                                                                     June 30,        July 2,         June 30,          July 2,
                         Operating Income                             2000            1999             2000             1999
         -----------------------------------------------           ----------      ----------       ----------       ----------
                                                                                         (in thousands)

         Food and Support Services - United States                 $   62,086      $   61,931       $  138,362       $  132,854
         Food and Support Services - International                      8,162           5,066           32,203           26,437
         Uniform and Career Apparel - Rental                           29,852          26,696           85,160           74,491
         Uniform and Career Apparel - Direct Marketing                  1,568             481            9,063            5,116
         Educational Resources                                         10,542          11,335           29,146           29,988
                                                                   ----------      ----------       ----------       ----------
                                                                      112,210         105,509          293,934          268,886
         Corporate and Other                                           (4,250)         (6,950)         (16,957)         (19,327)
                                                                   ----------      ----------       ----------       ----------
            Operating Income                                          107,960          98,559          276,977          249,559
         Interest Expense, Net                                        (37,708)        (33,295)        (108,226)        (102,760)
                                                                   ----------      ----------       ----------       ----------
            Income Before Income Taxes                             $   70,252      $   65,264       $  168,751       $  146,799
                                                                   ==========      ==========       ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

At fiscal yearend 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Prior year segment results have been restated to conform with the current year segment presentation. See note 9 to the condensed consolidated financial statements for the segment operating results.

Overview

Sales of $1.8 billion for the third quarter and $5.3 billion for the nine-month period increased 7% and 6%, respectively, over the prior year periods. Sales increased in all operating segments in the third quarter. For the nine-month period, sales increases in the Food and Support Services, Uniform and Career Apparel - Rental, and Educational Resources segments were partially offset by a decline in sales in the Uniform and Career Apparel - Direct Marketing segment. Operating income of $108 million for the third quarter and $277 million for the nine-month period increased 10% and 11%, respectively, over the prior year periods due primarily to increased earnings in the Food and Support Services and Uniform and Career Apparel segments. Corporate and other costs declined for both the three and nine-month periods due primarily to savings related to certain insurance programs. The Company's operating margin for the nine months increased to 5.2% from 5.0% due primarily to the leveraging of fixed costs and effective cost controls in the Uniform and Career Apparel segments. Interest expense, net for the three and nine-month periods increased 13% and 5%, respectively, over the prior year periods due to increased borrowing levels, particularly in the third quarter to fund an acquisition (see note 6 to the condensed consolidated financial statements), and increased interest rates.

Segment Results

Sales - Food and Support Services - United States segment sales for both the three and nine-month periods increased 8% versus the comparable prior year periods due to increased volume (approximately 5%), and the impact of acquisitions (approximately 3%). Sales in the Food and Support Services - International segment, excluding the unfavorable impact of foreign currency translation, increased 8% and 7% for the three and nine-month periods due to new accounts (approximately 3% and 4%, respectively) and increased volume (approximately 5% and 4%, respectively), partially offset by the impact of a divestiture in the nine-month period (approximately 1%). After the unfavorable impact of foreign currency translation, sales in the Food and Support Services-International segment increased 2% for both the three and nine-month periods. Uniform and Career Apparel - Rental segment sales for both the three and nine-month periods increased 7% over the prior year due primarily to increased volume. Uniform and Career Apparel - Direct Marketing sales increased 3% for the third quarter and decreased 3% for the nine months versus the respective prior year periods. Segment sales performance reflects a decrease in direct uniform sales for the three and nine-month periods, primarily as a result of a planned reduction of catalog circulation (approximately 1% and 6%, respectively), and an increase in sales of safety equipment and related accessories for the three and nine-month periods due to increased volume and the acquisition of Dyna Corporation in the second quarter of fiscal 1999 (approximately 4% and 3%, respectively). Educational Resources segment sales for the three and nine-month periods increased 12% and 10%, respectively, over the prior year periods due to pricing and new locations, partially offset by lower enrollment at existing locations.

Operating Income - Food and Support Services - United States segment operating income for the three-month period was equal with the prior year as the impact of the increased sales noted above was offset primarily by increased employee healthcare costs. Food and Support Services - United States segment operating income for the nine-month period increased 4% due to the sales increases noted above, partially offset by increased employee healthcare and other operating costs, including a provision in the first quarter for a receivable from a customer that filed for bankruptcy. The impact of acquisitions was not material for either the three or nine-month period. Food and Support Services - International segment operating income for the three and nine-month periods increased 61% and 22%, respectively. Excluding the impact of asset sale gains from both years, foreign currency translation and operating losses at one subsidiary in the prior year third quarter, operating income for the three and nine-month periods increased 7% and 4%, respectively, due to the sales increases noted above, partially offset by increased operating and overhead costs. Uniform and Career

Apparel - Rental segment operating income for the three and nine-month periods increased 12% and 14% versus the respective prior year periods due to the sales increases noted above and leveraging of fixed costs, partially offset by costs related to the startup of certain garment manufacturing operations. Operating income in the Uniform and Career Apparel - Direct Marketing segment for the third quarter of fiscal 2000 was $1.6 million versus $481 thousand in the prior year period. The improved earnings are due to the sales increases noted above, increased margins and reduced catalog and other costs, partially offset by increased costs related to a new distribution center. Operating income for the nine-month period increased 77% over the prior year period due to increased margins and reduced catalog and other costs, partially offset by the increased distribution center costs noted above and lower sales. Educational Resources segment operating income for the three and nine-month periods decreased 7% and 3%, respectively. Operating results have been adversely impacted by increased labor and other operating costs resulting from the tight labor markets.


FINANCIAL CONDITION

The Company's indebtedness increased $324 million in the first nine months of fiscal 2000, principally to finance acquisitions, common stock repurchases and capital additions. The Company currently has approximately $400 million of unused committed credit availability under its revolving credit facilities, which management believes, along with cash flows from operations, is sufficient to fund operating requirements.

During the third quarter of fiscal 2000, the Company entered into two variable rate term loan agreements totaling $125 million, which mature in May 2005. In July 2000, the Company entered into a $45 million variable rate term loan agreement, which matures in July 2003. Proceeds from the term loans were used to repay borrowings under the Company's revolving credit facility. Additionally, during the third quarter, the Company entered into interest rate swap agreements totaling $300 million (notional amount) which fix the interest rate on a like amount of variable rate borrowings at an average effective rate of 8.1%. The interest rate swaps have terms of one to three years.

On June 2, 2000, the Company acquired substantially all of the food and beverage concessions and venue management businesses of Ogden Corporation for approximately $235 million in cash and assumed debt. The cash portion was financed through the Company's revolving credit facility. In connection with this acquisition, the Company has an agreement to sell the venue management portion of the business to an affiliate for approximately $35 million. The sale of the venue management contracts are contingent upon the approval of other parties to the contracts. As of June 30, 2000, venue management contracts representing $17.5 million of the total selling price have been transferred and the proceeds received by the Company. See note 6 to the condensed consolidated financial statements.

                           PART II - OTHER INFORMATION



Items 1 through 5 are not applicable.


Item 6:  Exhibits

          (a)  Exhibit 27 - Financial Data Schedule

          (b)  Not Applicable

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   ARAMARK CORPORATION




August 14, 2000                                    s/Alan J. Griffith
                                                   ---------------------------
                                                   Alan J. Griffith
                                                   Vice President, Controller
                                                   and Chief Accounting Officer