Form 10-K
period 2000-09-29
ARAMARK CORP
filed 2000-11-22
CIK 757523

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended September 29, 2000 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by nonaffiliates: $1.2  billion

Common stock outstanding at October 27, 2000:   Class A  Common Stock             2,422,396 shares
                                                Class B  Common Stock            58,804,479 shares

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

Item 1. Business
----------------

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

         The Company derives most of its sales from services provided in the United States. The Company's international services, primarily the management of food and support services, are provided primarily in Belgium, Canada, the Czech Republic, Germany, Hungary, Japan, Korea, Mexico, Slovakia, Spain and the United Kingdom.

         For financial reporting purposes, the Company is comprised of five operating business segments. Financial information by business segment and geographic area appears in note 10 to the consolidated financial statements. The businesses of the Company have been grouped into the segments described below.

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

         Food, refreshment, specialized dietary and support services are operated at customer locations generally under contracts of indefinite duration, which may be subject to termination by either party. However, food and related services at sports and entertainment facilities usually are for fixed contract terms generally for five to fifteen years. The Company's food and support services are performed under various financial arrangements including management-fee and profit-and-loss based agreements.

         In June, 2000, the Company acquired Ogden Entertainment, Inc., which included substantially all of the food and beverage concessions and venue management businesses of Ogden Corporation. See note 2 to the consolidated financial statements.

         At most customer food service locations, the equipment and facilities used in providing these services are owned by the customer. Vending machines and related equipment, however, are generally owned by the Company. The equipment is owned by the Company at most sports and entertainment facilities, other than amphitheaters and convention centers.

         There is a high level of competition in the food and support services business from local, regional, national and international companies, as well as from businesses and institutions which operate their own services. This competition takes a number of different forms, including pricing, maintaining high food and service standards, and innovative approaches to marketing with a strong emphasis on securing and retaining customer accounts.

         The Company believes that it is a significant provider of food and support services, but that its volume of such business is small in relation to the total market. See note 9 to the consolidated financial statements for information relating to the seasonal aspects of this business segment.

Food and Support Services - International

         The Company provides food, refreshment, specialized dietary and support services (including facility maintenance and housekeeping) to businesses, and to educational, governmental and healthcare institutions. Food services are also provided at sports and entertainment facilities, such as stadiums, arenas, and fairgrounds.

         Food, refreshment, specialized dietary and support services are operated at customer locations generally under contracts of varying duration. Food and related services at sports and entertainment facilities generally are for fixed contract terms in excess of one year. The Company's food and support services are performed under various financial arrangements including management-fee and profit-and-loss based agreements.

         At most customer food service locations, the equipment and facilities used in providing these services are owned by the customer. Vending machines and related equipment are generally owned by the Company, except in the United Kingdom where that equipment is generally owned by the customer. At most sports and entertainment facilities, the equipment is owned by the Company.

         There is a high level of competition in the food and support services business from numerous companies within each country and from multinational companies, as well as from businesses and institutions which operate their own services. This competition takes a number of different forms, including pricing, maintaining high food and service standards, and innovative approaches to marketing with a strong emphasis on securing and retaining customer accounts.

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

         Service contracts for the rental and laundering of work apparel and other textile items are generally for periods in excess of one year and typically for an initial term of three to five years.

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

         The significant competitive factors in the direct marketing of uniform and career apparel are the quality of services provided to customers and the prices charged for such services. See note 9 to the consolidated financial statements for information relating to the seasonal nature of this business.

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

General

         The Company has approximately 139,000 full and part-time employees in the United States, and approximately 28,000 full and part-time employees internationally. Approximately 32,500 employees in the United States are represented by various labor unions. The number of employees varies during the year due to the seasonal aspects of certain of the Company's businesses. See note 9 to the consolidated financial statements.

      The Company believes it recognizes benefits from its corporate name recognition. Nonetheless, consistent with its businesses, the Company does not have any material trademarks or patents, and its research and development expenditures are not material in amount. Although the Company pursues strategies to increase the number and scope of the services it provides to existing customers, no single customer of the Company accounts for more than 5% of its sales. While the Company focuses its purchasing on selected suppliers and vendors to realize pricing, quality and service benefits, generally, all materials and services that the Company purchases are available from more than one supplier, and the loss of any supplier would not have a material impact on the Company's results of operations. The Company's businesses are subject to various governmental regulations and environmental regulations. Environmental compliance has not had a material impact on the Company's capital expenditures, earnings or competitive position.

Item 2. Properties
------------------

         The principal property and equipment of the Company are its service equipment and fixtures (including vehicles) and real estate.

         The service equipment and fixtures include vending, commissary, warehouse and janitorial and maintenance equipment used primarily by the Food and Support Services segments and laundry equipment used by the Uniform and Career Apparel - Rental segment. The vehicles include automobiles and delivery trucks used in the Food and Support Services and Uniform and Career Apparel - Rental segments, and automobiles, vans and small buses used in the Educational Resources segment. The service equipment and fixtures represent 57% of the net book value of all fixed assets as of September 29, 2000.

         The Company's real estate is comprised primarily of educational and childcare facilities, of which a significant number are held under long-term operating leases. The Company also maintains other real estate and leasehold improvements, which it uses in the Uniform and Career Apparel and Food and Support Services segments. Additional information concerning property and equipment (including leases and noncancelable lease commitments) is included in notes 1 and 8 to the consolidated financial statements. No individual parcel of real estate owned or leased is of material significance to the Company's total assets.

         See note 10 to the consolidated financial statements for information concerning the identifiable assets of the Company's business segments.

Item 3. Legal Proceedings
-------------------------

         The Company and its subsidiaries are not parties to any lawsuits that are not covered by insurance (other than ordinary routine litigation incidental to its business) which are material to the Company's business or financial condition. See note 8 to the consolidated financial statements for additional information concerning legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         Not Applicable.

Item 4A. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Directors:
Name                                                    Principal Occupation
----                                                    --------------------
Joseph Neubauer......................................   Chairman and Chief Executive Officer
                                                        ARAMARK Corporation
James E. Ksansnak....................................   Vice Chairman, ARAMARK Corporation
Lawrence T. Babbio, Jr...............................   Vice Chairman and President
                                                        Verizon Communications, Inc.
Patricia C. Barron...................................   Clinical Associate Professor,
                                                        Leonard N. Stern School of Business
                                                        New York University
Robert J. Callander..................................   Retired Vice Chairman
                                                        Chemical Banking Corporation
Leonard S. Coleman, Jr. .............................   Senior Advisor, Major League Baseball
Ronald R. Davenport..................................   Chairman, Sheridan Broadcasting Corporation
Edward G. Jordan.....................................   Former Chairman and Chief Executive Officer
                                                        Consolidated Rail Corporation
Thomas H. Kean.......................................   President, Drew University
                                                        Former Governor of New Jersey
James E. Preston.....................................   Retired Chairman, Avon Products, Inc.

Officers:                                                                                                        Officer
Name   (Age as of November 1, 2000)                     Office Held                                               Since
-----------------------------------                     ------------                                              -----

Joseph Neubauer (59).................................   Chairman and Director................................     1979
James E. Ksansnak (60)...............................   Vice Chairman and Director...........................     1986
William Leonard (52).................................   President............................................     1992
Bart J. Colli (52)...................................   Executive Vice President
                                                        General Counsel and Secretary........................     2000
Brian G. Mulvaney (44)...............................   Executive Vice President.............................     1993
L. Frederick Sutherland (48).........................   Executive Vice President and
                                                        Chief Financial Officer..............................     1983
John J. Zillmer (45).................................   Executive Vice President.............................     2000
Barbara A. Austell (47)..............................   Senior Vice President
                                                        and Treasurer........................................     1996
John M. Lafferty (56)................................   Senior Vice President, Controller and
                                                        Chief Accounting Officer.............................     2000
Dean E. Hill (49)....................................   Vice President.......................................     1993
Donald S. Morton (52)................................   Vice President, Assistant Secretary and
                                                        Associate General Counsel............................     1984
Michael R. Murphy (43)................................  Vice President.......................................     1995
Richard M. Thon (45).................................   Assistant Treasurer..................................     1994

         Except as set forth below, the principal occupation of each executive officer throughout the past five years has been the performance of the functions of the corporate offices shown above.

         Mr. Ksansnak was elected vice chairman of the Company in May 1997. From February 1991 to May 1997 he was executive vice president of the Company and chief financial officer from 1986 to 1997.

         Mr. Leonard has been president and chief operating officer of the Company since May 1997. He was executive vice president of the Company from May 1992 until May 1997.

         Mr. Colli joined the Company in February 2000 as general counsel and was elected executive vice president and secretary in March 2000. Prior to joining the Company, he was a partner with McCarter & English LLP.

         Mr. Mulvaney was elected executive vice president of the Company in August 1996. He was senior vice president of the Company from February 1995 to August 1996 and vice president from February 1993 to February 1995.

         Mr. Sutherland became chief financial officer of the Company in May 1997. He was elected executive vice president in May 1993.

         Mr. Zillmer was elected executive vice president of the Company in May 2000. He was president of ARAMARK Business Services from May 1995 to August 1999 when be became president of ARAMARK Food and Support Services International. He became president of ARAMARK Food and Support Services in May 2000.

         Mr. Lafferty joined the Company and was elected senior vice president and appointed controller and chief accounting officer in August 2000. Prior to joining the Company, he retired as a partner with Arthur Andersen LLP.

         Ms. Austell was elected senior vice president and treasurer of the Company in August 1996. Prior to joining the Company in July 1996, she was a managing director of J. P. Morgan & Co.

         Mr. Morton was elected vice president of the Company in August 2000. He has been assistant secretary since 1984.

         Mr. Murphy was elected vice president in February 2000. Prior to that he was director of audit and controls since September 1995.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

         There are currently approximately 3,100 record holders of Class B common stock of the Company, all of whom are or were employees or directors of the Company (or members of their families or trusts created by them). There are currently 75 record holders of the Class A common stock of the Company, all of whom are institutional investors, Company benefit plans or individuals not employed by the Company.

         The Company has not paid a cash dividend during the last two fiscal years. From time to time, the Board of Directors may consider paying cash dividends in the future, based upon the Company's circumstances at that time.

         There is no established public trading market for the common stock of the Company. However, employees of the Company have been able to sell shares of common stock through various programs maintained by the Company. See note 7 to the consolidated financial statements for information regarding the Company's shareholders' agreement.

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

                                                                     ARAMARK Corporation and Subsidiaries
                                                      ----------------------------------------------------------------
                                                                        Fiscal Year Ended on or near
                                                                                September 30
                                                      ----------------------------------------------------------------
                                                        2000(3)      1999             1998        1997(1)       1996
                                                      ----------   ----------       ----------   ---------    --------
                                                              (in millions, except per share amounts and ratios)
Income Statement Data:
Sales (2)..........................................   $7,262.9      $6,742.3        $6,638.9     $6,576.1     $6,368.9
Earnings before depreciation and
   amortization, interest, and income taxes........      640.4         568.9           528.9        523.6        478.0
Earnings before interest
   and income taxes (3)............................      419.6         375.2           333.1        331.8        295.2
Interest expense, net..............................      147.8         135.8           117.3        116.0        116.0
Income before extraordinary item (4)...............      168.0         150.2           133.7        146.1        112.2
Net income.........................................      168.0         150.2           129.2        146.1        109.5
Earnings per share: (5)
   Income before extraordinary item: (4)
        Basic......................................      $1.88         $1.59           $1.17        $1.16         $.84
        Diluted....................................       1.77          1.48            1.10         1.10          .79
   Net Income:
        Basic......................................       1.88          1.59            1.14         1.16          .82
        Diluted....................................       1.77          1.48            1.06         1.10          .77
Ratio of earnings to fixed charges (6).............       2.3x          2.2x            2.3x         2.3x         2.1x
Balance Sheet Data (at period end):
Total assets.......................................   $3,199.4      $2,870.5        $2,741.3     $2,753.6     $2,844.8
Long-term borrowings: (7)
   Senior..........................................    1,777.7       1,583.0         1,678.3      1,084.9      1,160.8
   Subordinated ...................................       ---           26.7            26.7        129.0        161.2
Common stock subject to potential
   repurchase (8)..................................       20.0          20.0            20.0         23.3         18.6
Shareholders' equity (deficit) (9).................      111.5         126.6          (78.9)        370.0        296.2

-----------

(1) Fiscal 1997 is a fifty-three week period. See note 1 to the consolidated financial statements.
(2) See note 1 to the consolidated financial statements.
(3) See note 2 to the consolidated financial statements. Fiscal 1997 and 1996 include other income of $11.7 million and $2.9 million, respectively.
(4) See note 3 to the consolidated financial statements.
(5) Fiscal 1996 and 1997 earnings per share amounts have been restated to reflect the 3 for 1 stock split effective on September 1, 1998 and the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share" which was effective beginning in fiscal 1998. See notes 1 and 7 to the consolidated financial statements.
(6) For the purpose of determining the ratio of earnings to fixed charges, earnings include pre-tax income plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals).
(7) See note 4 to the consolidated financial statements.
(8) See note 7 to the consolidated financial statements.
(9) 1998 reflects the impact of the Common Stock Class A Tender Offer. See note 7 to the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Results of Operations and
-------------------------------------------------------------------------
        Financial Condition
        -------------------

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the selected financial data included on page 8 and the business segment information included in note 10 to the consolidated financial statements.

Fiscal 2000 Compared to Fiscal 1999

         Overview. Sales for the fiscal year ended September 29, 2000 were $7.3 billion, an increase of 8% over fiscal 1999. Sales increased in the Food and Support Services, Uniform Career and Apparel - Rental and Educational Resources segments and decreased slightly in the Uniform and Career Apparel - Direct Marketing segment. Excluding the impact of acquisitions, primarily in the Food and Support Services - United States segment (see note 2 to the consolidated financial statements), sales increased approximately 5% over fiscal 1999. Operating income of $419.6 million increased $44 million or 12% over the prior year due to double digit earnings increases in the Food and Support Services and Uniform and Career Apparel segments, partially offset by decreased earnings in the Educational Resources segment. Excluding the impact of acquisitions, operating income increased approximately 8% over the prior year period. The Company's operating income margin increased to 5.8% from 5.6% due primarily to the leveraging of fixed costs and effective cost controls in the Uniform and Career Apparel segments. Throughout fiscal 2000 the operating results of several business segments have been affected by the trend of rising labor, medical insurance and fuel costs. Various cost containment and price increase programs have been initiated, and such efforts will continue into fiscal 2001.

         Interest expense increased $12.0 million or 9% over the prior year due to increased debt levels, primarily to fund acquisitions and stock repurchases, and increased interest rates.

         Segment Results. Food and Support Services - United States segment sales increased 10% over the prior year due to acquisitions (approximately 5%) and increased volume (approximately 5%) including new accounts. Sales in the Food and Support Services - International segment increased 3% compared to fiscal 1999. Excluding the unfavorable impact of foreign currency translation, sales in this segment increased 9% due to new accounts (approximately 5%) and increased volume (approximately 5%), partially offset by the impact of a divestiture in fiscal 1999 (approximately 1%). Sales in the Uniform and Career Apparel - Rental segment increased 6% over the prior year period due to pricing (approximately 2%) and increased volume (approximately 4%). Uniform and Career Apparel - Direct Marketing segment sales decreased 1% from fiscal 1999. Segment sales performance reflects a decrease in direct uniform sales (approximately 4%), primarily as a result of a planned reduction in catalog circulation, which was partially offset by increased sales in the safety equipment and accessories market (approximately 3%) due to increased volume and the acquisition of Dyna Corporation in the second quarter of fiscal 1999 (see note 2 to the consolidated financial statements). Educational Resources segment sales increased 10% over the prior year due to pricing (approximately 5%) and new locations (approximately 7%), partially offset by lower enrollment at existing locations (approximately 2%).

         Food and Support Services - United States segment operating income increased 10%. Excluding the impact of acquisitions, operating income increased 3% over fiscal 1999 due to the sales increases noted above, partially offset by increased employee healthcare and other operating costs, including a provision in the first quarter for a receivable from a customer that filed for bankruptcy. Food and Support Services - International segment operating income increased 26% over the prior year. Excluding the impact of asset sale gains from both years ($3.8 million and $1.1 million, respectively), foreign currency translation and fiscal 1999 operating losses at a Mexican subsidiary, operating income increased 1% over the prior year due to the sales increases noted above, partially offset by increased operating and business expansion costs. Uniform and Career Apparel
- Rental segment operating income increased 11% over the prior year period due to the sales increases noted above and leveraging of fixed costs, partially offset by costs related to the startup of certain garment manufacturing operations. Operating income in the Uniform and Career Apparel - Direct Marketing segment increased to $10.8 million in fiscal 2000 from $3.9 million in fiscal 1999 due to increased margins and reduced catalog and other costs, partially offset by the impact of lower sales and increased costs related to a new distribution center. Educational Resources segment operating income decreased 7%. Operating results have been adversely impacted by the limited supply and increased cost of labor resulting from the very competitive labor markets, as well as increased employee medical costs. It is anticipated that competition for scarce labor resources will continue to affect results in this segment during fiscal 2001.

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

FINANCIAL CONDITION AND LIQUIDITY - Reference to the consolidated statement of cash flows on page S-6 will facilitate understanding of the discussion that follows.

         Cash provided by operating activities in fiscal 2000 was $407 million, an increase of $114 million over fiscal 1999, reflecting the growth in operations and rigorous working capital management. Debt increased by $203 million, as cash required to fund acquisitions, capital expenditures and stock repurchases exceeded cash provided by operating activities. The Company currently expects to continue to fund capital expenditures, acquisitions and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment and borrowings available under its credit facilities or note issuances. Currently, the Company has approximately $450 million of unused committed credit availability under its credit facilities. Additionally, the Company has registration statements on file with the Securities and Exchange Commission for the issuance of up to $500 million of debt securities. As of September 29, 2000, the Company had capital commitments of approximately $70 million related to several long-term concession contracts.

         During the third quarter of fiscal 2000, the Company entered into two variable rate term loan agreements totaling $125 million, which mature in May 2005. During the fourth quarter, the Company entered into a $45 million variable rate term loan agreement which matures in July 2003. Proceeds from the term loans were used to repay borrowings under the Company's revolving credit facility. Additionally, during the third quarter, the Company entered into interest rate swap agreements totaling $300 million (notional amount) which fix the interest rate on a like amount of variable rate borrowings at an average effective rate of 8.1%. The interest rate swaps have terms of one to three years.

         During fiscal 2000, the Company repurchased $53 million of its Class A Common Stock and $190 million of its Class B Common Stock, for $155 million in cash plus installment notes. Additionally, the Company received approximately $31 million related to the issuance of Class B Common Stock to eligible employees, primarily through the exercise of installment stock purchase opportunities. The Company has generally exercised its option to repurchase common stock when shares have become available. The amount of such repurchases and other liquidity needs, including those related to employee benefit plans, in the near term will likely approximate or exceed the fiscal 2000 level.

FORWARD-LOOKING STATEMENTS

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements that reflect the Company's current views as to future events and financial performance with respect to its operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions, fluctuations in costs of insurance, materials, labor and fuel, financing availability, the outcome of environmental and litigation matters, competition in terms of price and service, the ability of the Company to retain clients and obtain new clients on satisfactory terms, and the effects of general economic conditions. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they are made.

         As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by, or on behalf of, the Company.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk
------------------------------------------------------------------

         The Company is exposed to the impact of interest rate changes and manages this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. The Company does not enter into contracts for trading purposes and does not use leveraged instruments. The information below summarizes the Company's market risks associated with debt obligations and other significant financial instruments as of September 29, 2000 and October 1, 1999. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. The information presented below should be read in conjunction with note 4 to the consolidated financial statements. For debt obligations, the table presents principal cash flows and related interest rates by expected fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at September 29, 2000 and October 1, 1999. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

                                                             Expected Fiscal Year of Maturity
                                                               (US$ equivalent in millions)
                                    ------------------------------------------------------------------------------
                                                                                     There-                  Fair
As of September 29, 2000            2001     2002      2003      2004      2005      after       Total       Value
------------------------            ----     ----      ----      ----      ----      -----       -----       -----
Debt:

Fixed Rate                           $25      $25      $25      $300(a)    $150      $467(a)     $992         $951

Average Interest Rate               6.8%     6.8%     6.8%      6.8%       8.2%      7.1%        7.2%

Variable Rate                        $60               $45        $4       $736                  $845         $845
Average Interest Rate               5.8%              8.0%      6.6%       7.6%                  7.5%

Interest Rate Swaps:
Receive Variable/Pay Fixed          $150     $100     $100                                                     $(4)
   Average pay rate                 7.0%     7.6%     7.7%
   Average receive rate             6.8%     6.7%     6.7%

                                                                                     There-                  Fair
As of October 1, 1999               2000     2001      2002      2003      2004      after       Total       Value
---------------------               ----     ----      ----      ----      ----      -----       -----       -----

Debt:

Fixed Rate                          $104      $25      $75       $25       $300(a)   $615(a)   $1,144       $1,101
Average Interest Rate               9.3%     6.7%     7.6%      6.8%       6.8%      7.5%        7.4%

Variable Rate                        $25      $36                            $4      $425        $490         $490
Average Interest Rate               5.8%     5.5%                          6.6%      6.2%        6.2%

Interest Rate Swaps:
Receive Variable/Pay Fixed           $75      $50
   Average pay rate                 6.1%     6.2%
   Average receive rate             5.8%     6.2%

(a) Each balance includes $300 million of senior notes callable by the Company at any time.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

        See Index to Financial Statements and Schedules at page S-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

        Not Applicable.

                                    PART III

         Items 10, 11, 12, and 13 of Part III are incorporated by reference to the Section titled "Election of Directors" in the registrant's Proxy Statement for its annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A (except for the stock price performance graph, the committee report on executive compensation and the audit committee report in the Company's Proxy Statement).

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

         (a)      Financial Statements

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

                  See Index to Financial Statements and Schedules at page S-1.

                      ARAMARK CORPORATION AND SUBSIDIARIES

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                     Page
                                                                     ----
Report of Independent Public Accountants                              S-2


Consolidated Balance Sheets:
  As of September 29, 2000 and October 1, 1999                        S-3


Consolidated Statements of Income:
  Fiscal Years 2000, 1999 and 1998                                    S-5


Consolidated Statements of Cash Flows:
  Fiscal Years 2000, 1999 and 1998                                    S-6


Consolidated Statements of Shareholders' Equity:
  Fiscal Years 2000, 1999 and 1998                                    S-7


Notes to Consolidated Financial Statements                            S-10


Consolidated Supporting Schedules Filed:


Schedule
 Number
--------

  II   Valuation and Qualifying Accounts and Reserves                 S-36


    All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ARAMARK Corporation:

We have audited the accompanying consolidated balance sheets of ARAMARK Corporation (a Delaware corporation) and subsidiaries as of September 29, 2000 and October 1, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 29, 2000. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARAMARK Corporation and subsidiaries as of September 29, 2000 and October 1, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                           ARTHUR ANDERSEN LLP


Philadelphia, Pennsylvania
    November 6, 2000

                                            ARAMARK CORPORATION AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
September 29, 2000 and October 1, 1999

(dollars in thousands, except share amounts)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                             2000                 1999
-----------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:

           Cash and cash equivalents                                                         $   24,592           $   27,690

           Receivables (less allowances:  2000, $24,803                                         585,630              578,393
           1999, $22,496)

           Inventories                                                                          416,413              369,791

           Prepayments and other current assets                                                  72,230               68,492
----------------------------------------------------------------------------------------------------------------------------


           Total current assets                                                               1,098,865            1,044,366
----------------------------------------------------------------------------------------------------------------------------


Property and Equipment, at Cost:

           Land, buildings and improvements                                                     688,624              610,777

           Service equipment and fixtures                                                     1,409,265            1,279,179
----------------------------------------------------------------------------------------------------------------------------

                                                                                              2,097,889            1,889,956

           Less-Accumulated depreciation                                                      1,044,646              956,241
----------------------------------------------------------------------------------------------------------------------------


                                                                                              1,053,243              933,715
----------------------------------------------------------------------------------------------------------------------------


Goodwill                                                                                        684,940              603,017
----------------------------------------------------------------------------------------------------------------------------


Other Assets                                                                                    362,335              289,445
----------------------------------------------------------------------------------------------------------------------------

                                                                                             $3,199,383           $2,870,543
============================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------------
                                                                                             2000                 1999
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
           Current maturities of long-term borrowings                                        $   59,736           $   24,761
           Accounts payable                                                                     431,123              387,127
           Accrued payroll and related expenses                                                 198,958              182,056
           Other accrued expenses and current liabilities                                       377,043              331,809
----------------------------------------------------------------------------------------------------------------------------

                Total current liabilities                                                     1,066,860              925,753
----------------------------------------------------------------------------------------------------------------------------

Long-Term Borrowings:
           Senior                                                                             1,837,396            1,607,731
           Subordinated                                                                               -               26,689
----------------------------------------------------------------------------------------------------------------------------

                                                                                              1,837,396            1,634,420

           Less-current portion                                                                  59,736               24,761
----------------------------------------------------------------------------------------------------------------------------


                Total long-term borrowings                                                    1,777,660            1,609,659
----------------------------------------------------------------------------------------------------------------------------

Deferred Income Taxes and Other Noncurrent Liabilities                                          223,367              188,560

Common Stock Subject to Potential Repurchase Under
  Provisions of Shareholders' Agreement                                                          20,000               20,000

Shareholders' Equity Excluding Common Stock
  Subject to Repurchase:
           Class A common stock, par value $.01; authorized:
             25,000,000 shares; issued:  2000 -  2,422,396 shares;
             1999 -  2,719,453 shares                                                                24                   27
           Class B common stock, par value $.01; authorized:
             150,000,000 shares; issued:  2000 - 59,802,606 shares;
             1999 - 65,569,596 shares                                                               598                  656
           Capital surplus                                                                            -               57,356
           Earnings retained for use in the business                                            149,771               93,376
           Accumulated other comprehensive income (loss)                                        (18,897)              (4,844)
           Impact of potential repurchase feature of common stock                               (20,000)             (20,000)
----------------------------------------------------------------------------------------------------------------------------

                Total                                                                           111,496              126,571
----------------------------------------------------------------------------------------------------------------------------

                                                                                             $3,199,383           $2,870,543
============================================================================================================================


The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Fiscal Years Ended September 29, 2000, October 1, 1999 and October 2,
1998

(dollars in thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------
                                                                        2000                  1999                  1998
------------------------------------------------------------------------------------------------------------------------------


Sales                                                                 $ 7,262,867           $ 6,742,264           $ 6,638,872
------------------------------------------------------------------------------------------------------------------------------

Costs and Expenses:
          Cost of services provided                                     6,531,025             6,087,432             6,022,293
          Depreciation and amortization                                   220,794               193,703               195,770
          Selling and general corporate expense                            91,465                85,963                82,680
          Other expense                                                         -                     -                 5,000
-----------------------------------------------------------------------------------------------------------------------------

                                                                        6,843,284             6,367,098             6,305,743
-----------------------------------------------------------------------------------------------------------------------------

             Operating income                                             419,583               375,166               333,129

Interest Expense, net                                                     147,803               135,753               117,357
-----------------------------------------------------------------------------------------------------------------------------

             Income before income taxes                                   271,780               239,413               215,772

Provision For Income Taxes                                                103,820                89,222                82,062
-----------------------------------------------------------------------------------------------------------------------------

Income Before Extraordinary Item                                          167,960               150,191               133,710

Extraordinary Item Due to Early Extinguishment
  of Debt (net of income taxes of $2,982)                                       -                     -                 4,474

-----------------------------------------------------------------------------------------------------------------------------

Net Income                                                            $   167,960           $   150,191           $   129,236
=============================================================================================================================

Earnings Per Share:
          Income before extraordinary item
               Basic                                                        $1.88                 $1.59                 $1.17
               Diluted                                                      $1.77                 $1.48                 $1.10
          Net income
               Basic                                                        $1.88                 $1.59                 $1.14
               Diluted                                                      $1.77                 $1.48                 $1.06
=============================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended September 29, 2000, October 1, 1999 and October 2,
1998
(in thousands)

                                                                         2000              1999           1998
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                          $ 167,960         $150,191       $129,236
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                     220,794          193,703        195,770
       Income taxes deferred                                               4,851           10,845         11,542
       Extraordinary item                                                      -                -          4,474
   Changes in noncash working capital:
       Receivables                                                       (14,716)         (47,599)       (51,743)
       Inventories                                                       (35,992)          (1,951)        (9,240)
       Prepayments                                                         5,638           (1,922)          (754)
       Accounts payable                                                  (10,548)         (10,095)       (49,943)
       Accrued expenses                                                   90,311           25,371         60,905
   Changes in other noncurrent liabilities                                (1,788)          (3,319)        (3,914)
   Changes in other assets                                                (8,063)          (8,429)        (8,934)
   Other, net                                                            (11,387)         (13,635)          (695)
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                407,060          293,160        276,704
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                  (234,583)        (207,223)      (164,286)
   Disposals of property and equipment                                    27,546           23,999         22,204
   Sale of investments                                                         -           40,722          5,779
   Divestiture of certain businesses                                           -            8,380         31,116
   Acquisition of certain businesses:
         Working capital other than cash acquired                         11,896           (1,742)         9,550
         Property and equipment                                          (76,717)         (20,325)       (17,309)
         Additions to intangibles and other assets                      (168,741)         (40,672)       (35,199)
   Other                                                                 (42,973)         (19,318)       (41,452)
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (483,572)        (216,179)      (189,597)
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from additional long-term borrowings                         357,717            4,855        658,820
   Payment of long-term borrowings including premiums                   (159,741)        (106,744)      (167,942)
   Proceeds from issuance of common stock                                 31,185           60,731         22,303
   Repurchase of common stock                                           (155,417)         (28,563)      (591,535)
   Other                                                                    (330)            (184)       (15,491)
----------------------------------------------------------------------------------------------------------------
Net cash provided by/(used in) financing activities                       73,414          (69,905)       (93,845)
----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                          (3,098)           7,076         (6,738)
Cash and cash equivalents, beginning of year                              27,690           20,614         27,352
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                 $  24,592        $  27,690      $  20,614
================================================================================================================

The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2000
(in thousands)

                                                                                           Impact of
                                                                                           Potential       Accumulated
                                          Class A     Class B                              Repurchase      Other
                                          Common      Common     Capital      Retained     Feature of      Comprehensive
                                          Stock       Stock      Surplus      Earnings     Common Stock    Income (Loss)    Total
                                          --------    --------   -------      --------     ------------    -------------    -----
Balance,  October 1, 1999                    $27       $656      $57,356       $93,376      $(20,000)      $ (4,844)      $ 126,571

Net income                                                                     167,960                                      167,960

Foreign currency translation adjustments                                                                    (14,053)        (14,053)
                                                                                                                          ---------
     Total comprehensive income                                                                                             153,907
                                                                                                                          ---------

Issuance of Class A common stock to                                7,139                                                      7,139
  employee benefit plans

Issuance of Class B common stock                         65       40,505                                                     40,570

Sale of deferred payment obligations                              26,710                                                     26,710

Retirement of common stock                    (3)      (123)    (131,710)     (111,565)                                    (243,401)
                                             ---      -----     --------      --------      --------       --------       ---------

Balance,  September 29, 2000                 $24      $ 598     $      -      $149,771      $(20,000)      $(18,897)      $ 111,496
                                             ===      =====     ========      ========      ========       ========       =========

The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED OCTOBER 1, 1999
(in thousands)

                                                                                           Impact of
                                                                                           Potential       Accumulated
                                          Class A     Class B                              Repurchase      Other
                                          Common      Common     Capital      Retained     Feature of      Comprehensive
                                          Stock       Stock      Surplus      Earnings     Common Stock    Income (Loss)    Total
                                          --------    --------   -------      --------     ------------    -------------    -----
Balance,  October 2, 1998                    $25       $629      $    -       $(56,815)      $(20,000)       $(2,715)      $(78,876)

Net income                                                                     150,191                                      150,191

Foreign currency translation adjustments                                                                      (2,129)        (2,129)
                                                                                                                           --------
     Total comprehensive income                                                                                             148,062
                                                                                                                           --------
Issuance of Class A common stock to
  employee benefit plans                       1                 14,506                                                      14,507

Conversion of Class B to Class A               2        (18)         16                                                           -

Issuance of Class B common stock                         61      35,623                                                      35,684

Sale of deferred payment obligations                             44,172                                                      44,172

Retirement of common stock                    (1)       (16)    (36,961)                                                    (36,978)
                                            -----      ----     -------        -------       --------        -------       --------


Balance,  October 1, 1999                    $27       $656     $57,356        $93,376       $(20,000)       $(4,844)      $126,571
                                             ===       ====     =======        =======       ========        =======       ========

The accompanying notes are an integral part of these financial statements.

                                            ARAMARK CORPORATION AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE FISCAL YEAR ENDED OCTOBER 2, 1998
(in thousands)

                                                                                           Impact of
                                                                                           Potential       Accumulated
                                          Class A     Class B                              Repurchase      Other
                                          Common      Common     Capital      Retained     Feature of      Comprehensive
                                          Stock       Stock      Surplus      Earnings     Common Stock    Income (Loss)    Total
                                          --------    --------   -------      --------     ------------    -------------    -----
Balance,  October 3, 1997                    $20        $205    $     -       $391,443        $(23,254)      $1,633        $370,047


Net income                                                                     129,236                                      129,236

Foreign currency translation adjustments                                                                     (1,701)         (1,701)

Change in unrealized gain on available
  for sale investments                                                                                       (2,647)         (2,647)
                                                                                                                           --------
     Total comprehensive income                                                                                             124,888
                                                                                                                           --------
Issuance of Class A common stock to
  employee benefit plans                                            397                                                         397

Issuance of Class B common stock                          25     38,975                                                      39,000

Retirement of common stock                   (12)        (23)   (39,372)      (577,055)                                    (616,462)

Common stock split                            17         422                      (439)                                           -

Change during the period                                                                         3,254                        3,254
                                             ---        ----    -------      ---------        --------      -------        --------

Balance,  October 2, 1998                    $25        $629    $     -      $ (56,815)       $(20,000)     $(2,715)       $(78,876)
                                             ===        ====    =======      =========        ========      =======        ========

The accompanying notes are an integral part of these financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

FISCAL YEAR

The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended September 29, 2000, October 1, 1999 and October 2, 1998 are each fifty-two week periods.

PRINCIPLES OF CONSOLIDATION, ETC.

The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated. At fiscal 1999 yearend, the Company reclassified its reporting of the reimbursement of direct costs under management fee contracts to an element of sales rather than a reduction of the related expense item. The change in classification, which was made to conform more closely to industry practice, is not a change in revenue recognition policy and has no effect on pre-tax or net income. Prior year amounts have been reclassified to conform with this presentation.

In fiscal 2000, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 did not have a material effect on the consolidated financial statements. At fiscal 2000 yearend, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which requires amounts billed to customers for shipping and handling be classified as sales in the income statement. Previously, amounts billed for shipping and handling have been shown as an offset to shipping costs which are classified in costs of services provided in the consolidated income statement. The impact of adopting EITF 00-10, which primarily affects the Company's Direct Marketing segment (see Note 10), was not material to the Company's consolidated financial statements. Prior year amounts have been reclassified to conform with the current year presentation.

Beginning in the first quarter of fiscal 2001, the Company is required to adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. See Note 4.

The Securities and Exchange Commission (SEC) has issued Staff Accounting Bulletin 101 (SAB 101) which sets forth the SEC's guidelines on revenue recognition. The Company must adopt SAB 101 no later than the fourth quarter of fiscal 2001. Adoption of SAB 101 is not expected to have a material impact on consolidated financial condition or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMPREHENSIVE INCOME

In fiscal 1999, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income includes all changes to shareholders' equity during a period, except those resulting from investments by and distributions to shareholders. The components of comprehensive income are shown in the Consolidated Statements of Shareholders' Equity.

CURRENCY TRANSLATION

Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of comprehensive income in shareholders' equity. Currency transaction gains and losses included in operating results for fiscal 2000, 1999 and 1998 were not significant.

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

The components of inventories are as follows:

                                                     2000         1999
------------------------------------------------------------------------------
Food                                                 26.2%        25.8%
Career apparel, safety equipment and linens          68.7%        69.0%
Parts, supplies and novelties                         5.1%         5.2%
------------------------------------------------------------------------------
                                                    100.0%       100.0%
------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to operations currently, and replacements and significant improvements are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense in fiscal 2000, 1999, and 1998 was $162.8 million, $146.7 million and $144.3 million, respectively.

GOODWILL

Goodwill, which represents the excess of cost over fair value of the net assets of acquired businesses, is being amortized on a straight-line basis principally over 40 years. The Company develops operating income projections for each of its lines of business and evaluates the recoverability and amortization period of goodwill using these projections. Based upon management's current assessment, the estimated remaining amortization period of goodwill is appropriate and the remaining balance is fully recoverable. Accumulated amortization at September 29, 2000 and October 1, 1999 was $220.8 million and $199.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EARNINGS PER SHARE

Earnings per share is reported on a Common Stock, Class B equivalent basis (which reflects Common Stock, Class A shares converted to a Class B basis, ten for one - see Note 7). Basic earnings per share is based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Earnings applicable to common stock and common shares utilized in the calculation of basic and diluted earnings per share are as follows:

                                                                2000              1999             1998
                                                              --------          --------         --------
                                                                (in thousands, except per share data)
Earnings:
         Earnings available to common
             stock before extraordinary item                   $167,960         $150,191          $133,710
                                                               --------         --------          --------
Shares:
       Weighted average number of common
          shares outstanding used in basic
          earnings per share calculation                         89,344           94,197           113,859
       Impact of potential exercise opportunities
          under the ARAMARK Ownership Plan                        5,763            7,275             8,096
                                                               --------         --------          --------
       Total common shares used in diluted
          earnings per share calculation                         95,107          101,472           121,955
                                                               ========         ========          ========
       Basic earnings per common share                            $1.88            $1.59             $1.17
                                                                  =====            =====             =====
       Diluted earnings per common share                          $1.77            $1.48             $1.10
                                                                  =====            =====             =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUPPLEMENTAL CASH FLOW INFORMATION

                                         2000            1999         1998
                                         ----            ----         ----
                                                     (in millions)

       Interest Paid                    $136.3          $131.4       $109.5
       Income Taxes Paid                 $60.4           $70.5        $54.9


Significant noncash investing and financing activities are as follows:

o During fiscal 2000, 1999 and 1998, the Company contributed $7.1 million, $14.5 million and $0.4 million, respectively, of Class A Common Stock to its employee benefit plans to fund previously accrued obligations. In addition, during fiscal 2000, 1999 and 1998, the Company contributed $2.1 million, $2.0 million and $1.9 million, respectively, of stock units to its stock unit retirement plan in satisfaction of its accrued obligations. See
     Note 5.

o During fiscal 1998, the Company contributed assets and liabilities with a net book value of $14 million into a newly formed joint venture. See
     Note 2.

o During fiscal 2000, 1999 and 1998, the Company received $31.8 million, $16.7 million and $14.9 million, respectively, of employee notes under its Deferred Payment program as partial consideration for the issuance of Common Stock, Class B. Also, during fiscal 2000, 1999 and 1998, the Company issued installment notes of $75.5 million, $6.7 million and $18.4 million, respectively, as partial consideration for repurchases of Common Stock. See
     Note 7.

NOTE 2. ACQUISITIONS AND DIVESTITURES, ETC.:

During the third quarter of fiscal 2000, the Company acquired substantially all of the food and beverage concessions and venue management businesses of Ogden Corporation for approximately $235 million in cash and assumed debt. The acquisition was accounted for as a purchase and was financed through the Company's revolving credit facility. The results of the food and beverage concessions businesses of Ogden Corporation have been included in the accompanying consolidated financial statements since the date of acquisition. The costs of the acquisition were allocated to the assets acquired and liabilities assumed based on a preliminary estimate of their respective fair values. The purchase price allocation may be revised in the future based on final estimates. Amounts allocated to goodwill are being amortized on a straight-line basis over 40 years.

In connection with this acquisition, the Company has an agreement to sell the venue management portion of the business to an affiliate for approximately $35 million. The sale of the venue management contracts is contingent upon the approval of other parties to the contracts. As of September 29, 2000, venue management contracts representing $21 million of the total selling price have been transferred and the proceeds received by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had the acquisition taken place at the beginning of the fiscal periods, pro forma sales for fiscal 2000 and fiscal 1999 would have been approximately $7.5 billion and $7.1 billion, respectively. Pro forma net income and earnings per share would not have been materially different from reported results. These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition related adjustments, such as: increased amortization of intangibles, increased interest expense on acquisition debt, and the related income tax effects. Pro forma results do not reflect any synergies that might be achieved from combined operations and therefore, in management's opinion, are not indicative of what actual results would have been if the acquisition had occurred at the beginning of the respective periods. Pro forma results are not intended to be a projection of future results.

During the second quarter of fiscal 1999, the Company acquired Restaura, Inc., a provider of food and support services, and Dyna Corporation, a leading distributor of emergency medical supplies for approximately $46 million and $13 million in cash, respectively. The acquisitions were accounted for using the purchase method of accounting. The Company's pro forma results from operations for fiscal 1999 and 1998 would not have been materially different assuming the acquisitions had occurred at the beginning of the respective periods.

In the fourth quarter of fiscal 1998, the Company formed a joint venture between its magazine and book distribution business and another leading magazine and book wholesaler, Anderson News Corporation. The Company contributed substantially all of its magazine and book distribution business assets and liabilities in exchange for a minority interest in the venture. In connection with the transaction, the Company recorded a $5 million pre-tax charge, which is reflected as "Other expense" in the accompanying consolidated statements of income. The Company accounts for its interest in the venture on the cost basis.

During the fourth quarter of fiscal 1998, the Company acquired Facilities Resource Management Co., a provider of energy and facilities management consulting services, for approximately $20 million in cash and common stock. The acquisition was accounted for using the purchase method of accounting. The Company's pro forma results of operations for fiscal 1998 would not have been materially different assuming the acquisition had occurred at the beginning of the fiscal period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. EXTRAORDINARY ITEM:

During fiscal 1998, the Company exercised its option to redeem its $100 million 8.5% subordinated notes at a price of 104.25% of the principal amount and also redeemed a $50 million 8% note due April 2002 for a premium. The resultant extraordinary charge on these transactions was $4.5 million, or $0.04 per share.

NOTE 4. BORROWINGS:

Long-term borrowings at September 29, 2000 and October 1, 1999 are summarized in the following table:

                                                                           2000               1999
                                                                         ---------         ----------
                                                                                (in thousands)
SENIOR:
Credit facility borrowings                                                $611,100          $ 425,000
Canadian credit facility                                                    33,608             35,579
Bank term loan due July, 2003                                               45,000                  -
Bank term loan due May, 2005                                                50,000                  -
Bank term loan due May, 2005                                                75,000                  -
6.75% notes, due August 2004                                               299,032            298,776
6.79% note, payable in installments through 2003                            75,000            100,000
7.00% notes, due July 2006                                                 299,945            299,933
7.10% notes, due December 2006                                             124,877            124,862
7.25% notes and debentures, due August 2007                                 30,730             32,160
8% notes, due April 2002                                                         -             50,000
8.15% notes, due May 2005                                                  150,000            150,000
10-5/8% notes, due August 2000                                                   -             50,000
Other                                                                       43,104             41,421
----------------------------------------------------------------------------------------------------------

                                                                         1,837,396          1,607,731
----------------------------------------------------------------------------------------------------------

SUBORDINATED:
10% exchangeable debentures and notes, due August 2000                           -             26,689
----------------------------------------------------------------------------------------------------------
                                                                         1,837,396          1,634,420

Less-current portion                                                        59,736             24,761
----------------------------------------------------------------------------------------------------------

                                                                        $1,777,660         $1,609,659
============================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The non-amortizing $1.0 billion revolving credit facility ("Credit Agreement") is provided by a group of banks and matures in March 2005. Interest under the Credit Agreement is based on the Prime Rate, LIBOR plus a spread of .18% to .70% (as of September 29, 2000 - .30%) or the Certificate of Deposit Rate plus a spread of .28% to .80% (as of September 29, 2000 - .40%), at the option of the Company. There is a fee of .10% to .30% (as of September 29, 2000 - .15%) on the entire credit facility. The spread and fee margins are based on certain financial ratios as defined.

The non-amortizing C$80 million Canadian revolving credit facility provides for either U.S. dollar or Canadian dollar borrowings and matures in June 2001. Interest on this facility is based on the Canadian Bankers Acceptance Rate, U.S. Prime Rate, Canadian Prime Rate or LIBOR plus a spread of up to 5/8%, as defined. As of September 29, 2000, all borrowings under this facility are payable in Canadian dollars, with a weighted average interest rate of 6.4%. There is a fee of .17% on the entire credit facility.

The $170 million Bank Term Loans ("Term Loans") are comprised of three separate Term Loans used to repay borrowings under the Credit Agreement. Interest under the Term Loans is based on the higher of (a) the Prime Rate and (b) the sum of
 .5% plus the Federal Funds Rate; or LIBOR plus a spread, as defined in the Term Loans (approximately .90% for all three loans as of September 29, 2000). The spread is based on certain financial ratios, as defined in the respective Term Loans. $45 million of the Term Loans mature in July 2003 and the remaining $125 million matures in May 2005.

The Company's ARAMARK Educational Resources, Inc. (AER) subsidiary also has a $125 million revolving credit facility with a group of banks. The credit facility matures in August 2003, with quarterly commitment reductions of $5 million starting in September 2001, which increase to $6.25 million starting September 2002. Interest under the credit facility is based on the Prime Rate plus a spread of 0% to 1/4% or LIBOR plus a spread of 1/2% to 1%, at the option of AER. There is a fee of .20% to .375% (as of September 29, 2000 - .20%) on the unborrowed portion of the credit facility. The spread and fee margins are based on certain financial ratios as defined. As of September 29, 2000 there were no borrowings outstanding under this credit facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt repayments of $25.0 million, contractually due in fiscal 2001, have been classified as non-current in the accompanying consolidated balance sheet as the Company has the ability and intent to finance the repayments through additional borrowings under the Credit Agreement. Accrued interest on borrowings totaling $36.6 million at September 29, 2000 and $29.7 million at October 1, 1999 is included in current liabilities as "Other accrued expenses."

The Company utilizes derivative financial instruments, such as interest rate swap and forward exchange agreements to manage changes in market conditions related to debt obligations and foreign currency exposures. At September 29, 2000 and October 1, 1999, the Company has $350 million and $125 million, respectively, of interest rate swap agreements fixing the rate on a like amount of variable rate borrowings under the Credit Agreement at an average effective rate of 7.9% and 6.5%, respectively. As of September 29, 2000, interest rate swap agreements remain in effect for periods ranging from 4 to 32 months. All interest rate swaps are accounted for as hedges under the accrual method with the net payments under the terms of the swap agreements recognized currently in income as a component of interest expense. Gains or losses on the termination of interest rate swaps are deferred and amortized over the remaining life of the terminated swap agreement. Interest rate swaps, for which the designated debt instrument being hedged is extinguished, are accounted for on the fair value method from the extinguishment date, if not concurrently terminated, with gains and losses recognized currently in the consolidated statement of income. The counterparties to the above derivative agreements are major international banks. The Company continually monitors its positions and credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

The following summarizes the fair value of the Company's financial instruments as of September 29, 2000 and October 1, 1999. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

                                                         2000                             1999
                                             --------------------------         ------------------------
                                             Carrying             Fair          Carrying           Fair
Asset/(Liability) in millions                Amount               Value         Amount             Value
                                             ------               -----         ------             -----
Long-term debt                             $(1,837.4)          $(1,796.3)      $(1,634.4)        $(1,590.7)
Interest rate swap agreements                   -                   (4.0)           -                 -
Foreign currency swap agreement                 -                   -                4.5               4.1

The Company is required to adopt the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, beginning in the first quarter of fiscal 2001. This standard, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value and that changes in fair value be recorded each period in current earnings or comprehensive income. The Company anticipates that the adoption of SFAS No. 133 will result in the recording of a cumulative adjustment as of the beginning of fiscal 2001 to increase current liabilities to record the fair value of interest rate swap agreements of approximately $4.0 million, and a decrease to other comprehensive income of approximately $2.5 million (net of tax). The Company currently does not expect the adoption of SFAS No. 133 to have a material impact on future net income as current hedging instruments are considered to be highly effective.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement contains restrictive covenants which provide, among other things, limitations on liens, dispositions of material assets and repurchases of capital stock. The terms of the Credit Agreement also require that the Company maintain certain specified minimum ratios of cash flow to fixed charges and to total borrowings and certain minimum levels of net worth (as defined). At September 29, 2000, the Company was in compliance with all of these covenants. Assets with a net book value of $2.1 million at September 29, 2000, are subject to liens under several of the Company's borrowing arrangements.

Long-term borrowings maturing in the next five fiscal years are as follows:

                                            Amount
                                        --------------
                                        (in thousands)

                2001                       $ 59,736
                2002                         25,518
                2003                         70,389
                2004                        304,311
                2005                        911,127

NOTE 5. EMPLOYEE PENSION AND PROFIT SHARING PLANS:

In the United States, the Company maintains qualified contributory and non-contributory retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company has a non-qualified stock unit retirement plan for certain employees. The total expense of the above plans for fiscal 2000, 1999 and 1998 was $18.0 million, $16.2 million and $15.7 million, respectively. During fiscal 2000, 1999 and 1998, the Company contributed 42,800 shares, 106,703 shares and 4,161 shares, respectively, of Common Stock, Class A to these plans to partially fund previously accrued obligations. In addition, during fiscal 2000, 1999, and 1998, the Company contributed to the stock unit retirement plan 119,984 stock units, 135,508 stock units and 163,873 stock units, respectively, which are convertible into Common Stock, Class B, in satisfaction of its accrued obligations. The value of the stock units was credited to capital surplus. The Company participates in various multi-employer union administered pension plans. Contributions to these plans, which are primarily defined benefit plans, result from contractual provisions of labor contracts and were $15.8 million, $15.5 million and $14.8 million for fiscal 2000, 1999 and 1998, respectively.

Additionally, the Company maintains several contributory and non-contributory defined benefit pension plans, primarily in Canada and the United Kingdom. The projected benefit obligation of these plans as of September 29, 2000, which is fully funded, was $61.0 million. Pension expense related to these plans is not material to the consolidated financial statements.

NOTE 6. INCOME TAXES:

The Company accounts for income taxes following the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires deferred tax assets or liabilities to be recognized for the estimated future tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities based on the enacted tax law and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. In September 1998 the Company settled certain prior year tax returns.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income before income taxes by source of income are as follows:

                                                                           2000          1999            1998
------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
United States                                                            $249,093      $222,259         $188,132
Non-U.S.                                                                   22,687        17,154           27,640
----------------------------------------------------------------------------------------------------------------
                                                                         $271,780      $239,413         $215,772
================================================================================================================

The provision for income taxes consists of:

                                                                            2000            1999          1998
-------------------------------------------------------------------------------------------------------------------
                                                                                     (in thousands)
Current:
  Federal                                                                 $74,879       $60,402          $51,001
  State and local                                                          14,627        13,016            7,643
  Non-U.S.                                                                  9,463         4,959           11,876
-------------------------------------------------------------------------------------------------------------------
                                                                           98,969        78,377           70,520
-------------------------------------------------------------------------------------------------------------------

Deferred:
  Federal                                                                   5,713         8,453            9,369
  State and local                                                           1,042         1,624            2,171
  Non-U.S.                                                                 (1,904)          768                2
-------------------------------------------------------------------------------------------------------------------
                                                                            4,851        10,845           11,542
-------------------------------------------------------------------------------------------------------------------
                                                                         $103,820       $89,222          $82,062
===================================================================================================================

The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following:

                                                                            2000            1999          1998
-------------------------------------------------------------------------------------------------------------------
                                                                                   (% of pre-tax income)
United States statutory income tax rate                                     35.0%          35.0%         35.0%
Increase (decrease) in taxes, resulting from:
    State income taxes, net of Federal tax benefit                           3.7            4.0           3.9
    Foreign tax benefits                                                    (2.2)          (4.5)          (.5)
    Permanent book/tax differences, primarily
      resulting from purchase accounting                                     3.2            3.6           3.6
    Favorable impact of tax settlements                                       -             -            (3.2)
    Tax credits and other                                                   (1.5)           (.8)          (.8)
-------------------------------------------------------------------------------------------------------------------
Effective income tax rate                                                   38.2%          37.3%         38.0%
==================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 29, 2000 and October 1, 1999, the components of deferred taxes are as follows:

                                                     2000              1999
                                                  ---------          --------
                                                          (in thousands)
Deferred tax liabilities:
         Property and equipment                   $ 77,902           $ 77,929
         Inventory                                   1,840              6,431
         Investments                                21,386             10,161
         Other                                      14,096             15,731
                                                  --------           --------
                  Gross deferred tax liability     115,224            110,252
                                                  --------           --------

Deferred tax assets:
         Insurance                                $  9,995           $  7,416
         Employee compensation and benefits         48,018             43,682
         Accruals and allowances                    22,935             30,744
         Other                                       2,708              4,856
                                                  --------           --------
                  Gross deferred tax asset          83,656             86,698
                                                  --------           --------
                  Net deferred tax liability      $ 31,568           $ 23,554
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 29, 2000, the Company's stock option plans provided for the issuance of up to 134,584,926 options to purchase shares of Common Stock, Class
B. The exercise price of each option is equal to the current fair market value at the date of grant. The Company granted installment stock purchase opportunities under its stock ownership program in fiscal 2000, 1999 and 1998, which provide for the purchase of shares of Common Stock, Class B. Installment stock purchase opportunities are exercisable in six annual installments with the exercise price of each purchase opportunity equal to the current fair market value at the time the purchase opportunity is granted. The Company has a program to grant non-qualified stock options to additional qualified employees on an annual basis. Under the program, options begin to vest after three years and may be exercised for a period of three years after vesting. The Company also grants cumulative installment stock purchase opportunities under its existing stock ownership program which are similar to the installment stock purchase opportunities discussed above; however, the number of installments and vesting schedule may vary and any purchase opportunities not exercised during an installment period may be carried forward to subsequent installment periods. The Company has a Deferred Payment Program which enables holders of installment purchase opportunities to defer a portion of the total amount required to exercise the options. Interest currently accrues on deferred payments at rates ranging from 7.75% to 8.75% and is payable when the deferred payments are due. At September 29, 2000 and October 1, 1999, the receivables from individuals under the Deferred Payment Program were $2.4 million and $5.8 million, respectively, which are reflected as a reduction of Shareholders' Equity. The deferred payments are full recourse obligations and the Company holds as collateral all shares purchased in which any portion of the purchase price is financed under the Deferred Payment Program until the deferred payment is received from the individual by the Company. During fiscal 2000 and 1999, the Company sold for cash, without recourse, approximately $27 million and $44 million, respectively, of Deferred Payment Program notes receivable. The sales price approximated book value and the proceeds were used to repay borrowings under the credit facility. Status of the options under the various ownership programs, adjusted to reflect the three-for-one stock split in fiscal 1998, follows:

                                                   Number of Shares                        Average Option Price
                                     ---------------------------------------------     -----------------------------
                                          2000           1999            1998           2000       1999       1998
                                     -------------   -------------   -------------     ------     ------     -------
Outstanding at beginning of year       20,529,608     24,701,205      26,832,636        $7.19      $5.78      $4.74
Options granted                         7,380,700      4,912,500       9,634,800       $14.70     $11.57      $7.47
Options exercised                       6,475,146      6,125,906       7,228,446        $6.20      $5.28      $4.43
Canceled/Forfeited                      3,413,476      2,958,191       4,537,785        $8.56      $6.50      $5.27
Outstanding at end of year             18,021,686     20,529,608      24,701,205       $10.31      $7.19      $5.78
Exercisable at end of year                808,247      2,001,697       1,833,177        $5.39      $4.84      $4.87

The exercise prices on outstanding options at September 29, 2000 range from $4.50 to $16.50 with a weighted average remaining life of approximately three years. The Company has reserved 19,991,742 shares of Common Stock, Class B at September 29, 2000 for issuance of stock pursuant to its employee ownership and benefit programs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           2000            1999             1998
                           ----            ----             ----

Net Income
     As reported         $167,960         $150,191       $129,236
     Pro forma           $163,760         $146,501       $125,658

Earnings per share
     As reported:
        Basic               $1.88           $1.59          $1.14
        Diluted             $1.77           $1.48          $1.06

     Pro forma:
        Basic               $1.83           $1.56          $1.10
        Diluted             $1.72           $1.44          $1.03

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to fiscal 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair value of options granted in fiscal 2000, 1999 and 1998 was $2.64, $1.61 and $1.12 per option, respectively. As the Company's stock is not publicly traded, the fair value of each option was estimated on the grant date using the minimum value method (which excludes a volatility assumption), with the following assumptions:

                               2000               1999                1998
                              ------             ------              ------

Risk-free interest rate      5.2 - 6.1%        4.5 - 4.8%          5.3 - 5.9%
Expected life in years             3.4               3.3                 3.2
Dividend yield                       0%                0%                  0%

The Company and its shareholders are parties to an Amended and Restated Stockholders' Agreement. Pursuant to this agreement, holders of common stock who are individuals, upon their death, complete disability or normal retirement, may cause the Company to repurchase up to 30% of their shares for cash at the then appraised value, but only to the extent such repurchase by the Company is permitted under the Credit Agreement. Under this Credit Agreement restriction, repurchases of capital stock cannot exceed an aggregate limit, which amount was $20 million at September 29, 2000 and October 1, 1999. Pursuant to interpretations of its rules related to "Redeemable Preferred Stock," the Securities and Exchange Commission has requested that these amounts representing the Company's potential repurchase of its Common Stock be presented as a separate item and accordingly, the Company's Shareholders' Equity reflects this reclassification in the consolidated financial statements. Also, the Shareholders' Agreement provides that the Company may, at its option, repurchase shares from individuals who are no longer employees. Such repurchased shares may be resold to others including replacement personnel at prices equal to or greater than the repurchase price. Generally, payment for shares repurchased can be, at the Company's option, in cash or subordinated installment notes, which are subordinated to all other indebtedness of the Company. Interest on these notes is payable semi-annually and principal payments are made annually over varying periods not to exceed ten years. The noncurrent portion of these notes ($48.3 million as of September 29, 2000 and $25.1 million as of October 1, 1999) is included in the consolidated balance sheets as "Other Noncurrent Liabilities" and the current portion of these notes ($47.8 million as of September 29, 2000 and $18.9 million as of October 1, 1999) is included in the consolidated balance sheets as "Accounts Payable."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. COMMITMENTS AND CONTINGENCIES:


Rental expense for all operating leases was $167.4 million, $146.5 million and $143.2 million for fiscal 2000, 1999 and 1998, respectively.

Following is a schedule of the future minimum rental and similar commitments under all noncancelable operating leases as of September 29, 2000:

Fiscal Year
----------------------------------------------------------------------------
                                                    (in thousands)
    2001                                               $221,354
    2002                                                121,758
    2003                                                108,872
    2004                                                 95,465
    2005                                                 74,492
    Subsequent years                                    299,888
----------------------------------------------------------------------------
Total minimum rental obligations                       $921,829
============================================================================


The Company has capital commitments of approximately $70 million at September 29, 2000 in connection with several long-term concession contracts. The Company is party to certain claims and litigation. Such items include, among others, employment matters, compliance with various government regulations (including certain issues related to divested businesses), contractual disputes and other matters arising in the normal course of business. The Company is vigorously defending these matters and believes that the ultimate resolution is not likely to have a material effect on the consolidated financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. QUARTERLY RESULTS (Unaudited):

The following table summarizes quarterly financial data for fiscal 2000 and 1999:

                                                                    Fiscal Quarter
                                        --------------------------------------------------------------------------
2000                                      First          Second         Third          Fourth            Year
------------------------------------------------------------------------------------------------------------------
                                                    (in thousands, except earnings per share)

Sales                                    $1,767,615     $1,746,380      $1,835,543     $1,913,329    $7,262,867
Cost of services provided                 1,598,558      1,597,660       1,651,739      1,683,068     6,531,025
Net Income                                   37,270         22,816          43,363         64,511       167,960
Diluted earnings per share                     $.38           $.24            $.46           $.70         $1.77



                                                                    Fiscal Quarter
                                        --------------------------------------------------------------------------
1999                                      First          Second         Third          Fourth            Year
------------------------------------------------------------------------------------------------------------------
                                                    (in thousands, except earnings per share)

Sales                                    $1,656,243     $1,664,594      $1,712,650     $1,708,777     $6,742,264
Cost of services provided                 1,506,125      1,526,851       1,544,773      1,509,683      6,087,432
Net Income                                   30,083         19,427          41,859         58,822        150,191
Diluted earnings per share                     $.30           $.19            $.41           $.58          $1.48

In the first and second fiscal quarters, within the Food and Support Services - United States segment, there is a lower level of activity at the higher margin leisure and recreational food service operations which is partly offset by increased activity in the educational market. However, in the third and fourth fiscal quarters, there is a significant increase at leisure and recreational accounts which is partially offset by the effect of summer closings in the educational market. In addition, there is a seasonal increase in volume of directly marketed work clothing during the first quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BUSINESS SEGMENTS:


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

Corporate and Other - The corporate and other segment includes general corporate expenses not specifically allocated to an individual segment and the sales and operating results of the company's magazine and book distribution business which was divested in fiscal 1998 (See Note 2). Included in the Corporate and Other segment in fiscal 1998 are operating losses of approximately $14 million related to the magazine and book distribution business.

Sales by segment are substantially comprised of services to unaffiliated customers and clients. Operating income reflects expenses directly related to individual segments plus an allocation of corporate expenses applicable to more than one segment.

Net property and equipment by geographic area is as follows:

                                      2000              1999
                                   ----------        -----------
                                            (in millions)

United States                      $1,006.1            $887.6
International                          47.1              46.1
                                   --------            ------

      Total                        $1,053.2            $933.7
                                   ========            ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               Sales                     Depreciation and Amortization
                                              -------------------------------------    --------------------------------
                                                  2000         1999         1998         2000        1999         1998
                                              -----------   -----------   ---------    --------     -------      ------
                                                                            (in millions)
Food and Support Services - United States        $4,396.3      $3,993.5     $3,653.0     $113.7       $93.6        $86.8
Food and Support Services - International         1,001.9         975.2        938.0       16.7        16.0         16.0
Uniform and Career Apparel - Rental                 969.6         911.9        863.5       45.7        43.4         42.4
Uniform and Career Apparel - Direct Marketing       455.7         462.0        457.8       19.8        18.7         17.7
Educational Resources                               439.4         399.7        360.8       23.0        20.0         18.8
Corporate and Other                                     -             -        365.8        1.9         2.0         14.1
                                                  -------      --------     --------     ------       -----       ------

            Total                                $7,262.9      $6,742.3     $6,638.9     $220.8      $193.7       $195.8
                                                 ========      ========     ========     ======      ======       ======


                                                                         Operating Income
                                                       -----------------------------------------------------
                                                         2000                 1999                     1998
                                                        ------               ------                   ------
                                                                          (in millions)

Food and Support Services - United States               $244.5                $222.3                  $195.1
Food and Support Services - International                 40.2                  32.0                    32.4
Uniform and Career Apparel - Rental                      118.5                 106.9                   100.9
Uniform and Career Apparel - Direct Marketing             10.8                   3.9                    10.1
Educational Resources                                     32.3                  34.7                    31.2
                                                        ------               -------                 -------
                                                         446.3                 399.8                   369.7
Corporate and Other                                      (26.7)                (24.6)                  (31.6)
Other Income/(Expense)                                       -                     -                    (5.0)
                                                        ------               -------                 -------
Operating Income                                         419.6                 375.2                   333.1
Interest Expense, Net                                   (147.8)               (135.8)                 (117.3)
                                                        ------               -------                 -------
Income Before Income Taxes
   and Extraordinary Item                               $271.8                $239.4                  $215.8
                                                        ======                ======                  ======


                                                    Capital Expenditures                    Identifiable Assets
                                                -------------------------------       --------------------------------
                                                 2000       1999          1998         2000        1999         1998
                                                ------     ------        ------       ------      ------       -------
                                                                           (in millions)

Food and Support Services - United States        $160.6     $94.6       $78.8         $1,442.3     $1,186.9     $1,069.7
Food and Support Services - International          22.0      20.1        19.0            253.0        246.5        243.5
Uniform and Career Apparel - Rental                65.2      64.4        41.2            818.3        762.2        739.3
Uniform and Career Apparel - Direct Marketing       7.0       8.8         5.8            301.7        311.4        313.1
Educational Resources                              56.4      39.6        24.0            257.4        234.7        218.3
Corporate and Other                                  .1         -        12.8            126.7        128.8        157.4
                                                 ------    ------      ------         --------     --------     --------

                                                 $311.3    $227.5      $181.6         $3,199.4     $2,870.5     $2,741.3
                                                 ======    ======      ======         ========     ========     ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt described in Note 4 and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $2.1 billion as of September 29, 2000 (See Note 4). Non-guarantor subsidiaries are all wholly owned subsidiaries of the Company that are not subsidiaries of ARAMARK Services, Inc., and therefore are not issuers under the Credit Agreement and certain other senior debt described in Note 4. The Non-guarantor subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain Non-guarantor subsidiaries guarantee, along with the Company, certain other unregistered debt.



                         ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS
                                                     September 29, 2000
                                                       (In Thousands)


                                                           ASSETS


                                                          ARAMARK
                                                       SERVICES, INC.  NON-GUARANTOR    ARAMARK
                                                     AND SUBSIDIARIES  SUBSIDIARIES   CORPORATION    ELIMINATIONS   CONSOLIDATED
                                                     ----------------  -------------  -----------    ------------   ------------
Current Assets:
     Cash and cash equivalents                           $   19,487     $    4,784    $      321           --        $   24,592
     Receivables                                            391,653        193,346           631           --           585,630
     Inventories                                             83,355        333,045            13           --           416,413
     Prepayments and other current assets                    25,904         44,623         1,703           --            72,230
                                                         ----------     ----------    ----------      -----------    ----------
          Total current assets                              520,399        575,798         2,668           --         1,098,865
                                                         ----------     ----------    ----------      -----------    ----------

Property and Equipment, net                                 232,358        818,790         2,095           --         1,053,243
Goodwill                                                    196,046        488,894          --             --           684,940
Intercompany Receivable                                   2,186,393          --             --        ($2,186,393)        --
Investment in Subsidiaries                                    --             --        1,533,046       (1,533,046)        --
Other Assets                                                 18,551        341,043         2,741           --           362,335
                                                         ----------     ----------    ----------      -----------    ----------
                                                         $3,153,747     $2,224,525    $1,540,550      ($3,719,439)   $3,199,383
                                                         ==========     ==========    ==========      ===========    ==========


                                             LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
     Current maturities of long-term borrowings          $   57,584     $    2,152          --             --        $   59,736
     Accounts payable                                       254,272        120,896    $   55,955           --           431,123
     Other accrued expenses and current liabilities         343,063        221,383        11,555           --           576,001
                                                         ----------     ----------    ----------      -----------    ----------
          Total current liabilities                         654,919        344,431        67,510           --         1,066,860
                                                         ----------     ----------    ----------      -----------    ----------

Long-Term Borrowings                                      1,776,804            856          --             --         1,777,660
Deferred Income Taxes and Other Noncurrent Liabilities       61,424         97,399        64,544           --           223,367
Intercompany Payable                                        484,996        424,397     1,277,000      ($2,186,393)         --
Common Stock Subject to Potential Repurchase Under
  Provisions of Shareholders' Agreement                       --             --           20,000           --            20,000
Shareholders' Equity Excluding Common Stock
  Subject to Repurchase                                     175,604      1,357,442       111,496       (1,533,046)      111,496
                                                         ----------     ----------    ----------      -----------    ----------
                                                         $3,153,747     $2,224,525    $1,540,550      ($3,719,439)   $3,199,383
                                                         ==========     ==========    ==========      ===========    ==========



                         ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS
                                                       October 1, 1999
                                                       (In Thousands)


                                                           ASSETS


                                                          ARAMARK
                                                       SERVICES, INC.   NON-GUARANTOR    ARAMARK
                                                      AND SUBSIDIARIES  SUBSIDIARIES   CORPORATION    ELIMINATIONS   CONSOLIDATED
                                                      ----------------  -------------  -----------    ------------   ------------
Current Assets:
     Cash and cash equivalents                           $   20,263      $    7,227    $      200           --        $   27,690
     Receivables                                            389,294         188,404           695           --           578,393
     Inventories                                             80,409         289,359            23           --           369,791
     Prepayments and other current assets                    29,390          37,262         1,840           --            68,492
                                                         ----------      ----------    ----------      -----------    ----------
          Total current assets                              519,356         522,252         2,758           --         1,044,366
                                                         ----------      ----------    ----------      -----------    ----------

Property and Equipment, net                                 231,302         700,273         2,140           --           933,715
Goodwill                                                    202,445         400,572          --             --           603,017
Intercompany Receivable                                   1,535,066           --             --        ($1,535,066)        --
Investment in Subsidiaries                                    --              --        1,379,139       (1,379,139)        --
Other Assets                                                  9,047         278,350         2,048           --           289,445
                                                         ----------      ----------    ----------      -----------    ----------
                                                         $2,497,216      $1,901,447    $1,386,085      ($2,914,205)   $2,870,543
                                                         ==========      ==========    ==========      ===========    ==========


                                             LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
     Current maturities of long-term borrowings          $   24,138      $      623          --             --        $   24,761
     Accounts payable                                       240,259         113,694    $   33,174           --           387,127
     Other accrued expenses and current liabilities         309,616         191,222        13,027           --           513,865
                                                         ----------      ----------    ----------      -----------    ----------
          Total current liabilities                         574,013         305,539        46,201           --           925,753
                                                         ----------      ----------    ----------      -----------    ----------

Long-Term Borrowings                                      1,577,387           5,583        26,689           --         1,609,659
Deferred Income Taxes and Other Noncurrent Liabilities       54,269          93,336        40,955           --           188,560
Intercompany Payable                                        105,599         303,798     1,125,669      ($1,535,066)         --
Common Stock Subject to Potential Repurchase Under
  Provisions of Shareholders' Agreement                       --              --           20,000           --            20,000
Shareholders' Equity Excluding Common Stock
  Subject to Repurchase                                     185,948       1,193,191       126,571       (1,379,139)      126,571
                                                         ----------      ----------    ----------      -----------    ----------
                                                         $2,497,216      $1,901,447    $1,386,085      ($2,914,205)   $2,870,543
                                                         ==========      ==========    ==========      ===========    ==========



                        ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                           For the fiscal year ending September 29, 2000
                                                           (In Thousands)


                                                       ARAMARK
                                                    SERVICES, INC.   NON-GUARANTOR      ARAMARK
                                                  AND SUBSIDIARIES   SUBSIDIARIES     CORPORATION      ELIMINATIONS   CONSOLIDATED
                                                  ----------------   -------------    -----------      ------------   ------------
Sales                                                 $4,477,900      $2,784,967            --               --        $7,262,867
Equity in Net Income of Subsidiaries                        --              --          $167,960        ($167,960)          --
Management fee Income                                       --              --            29,461          (29,461)          --
                                                      ----------      ----------        --------        ---------      ----------
                                                      $4,477,900      $2,784,967        $197,421        ($197,421)     $7,262,867

Costs and Expenses
     Cost of services provided                         4,211,462       2.342.474            --            (22,911)      6,531,025
     Depreciation and amortization                        91,484         129,007            --                303         220,794
     Selling and general corporate expenses               45,426          23,431          21,055            1,553          91,465
                                                      ----------      ----------        --------        ---------      ----------

                                                       4,348,372       2,494,912          21,055          (21,055)      6,843,284
                                                      ----------      ----------        --------        ---------      ----------

               Operating income                          129,528         290,055         176,366         (176,366)        419,583

Interest, net:
     Interest expense, net                               139,066             331           8,406             --           147,803
     Intercompany interest income, net                   (19,777)         28,183            --             (8,406)           --
                                                      ----------      ----------        --------        ---------      ----------

Interest Expense, net                                    119,289          28,514           8,406           (8,406)        147,803
                                                      ----------      ----------        --------        ---------      ----------

               Income before income taxes                 10,239         261,541         167,960         (167,960)        271,780

Provision for Income Taxes                                 6,699          97,121           --                --           103,820
                                                      ----------      ----------        --------        ---------      ----------
               Net income                                 $3,540      $  164,420        $167,960        ($167,960)     $  167,960
                                                      ==========      ==========        ========        =========      ==========



                        ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                            For the fiscal year ending October 1, 1999
                                                         (In Thousands)


                                                       ARAMARK
                                                    SERVICES, INC.   NON-GUARANTOR      ARAMARK
                                                  AND SUBSIDIARIES   SUBSIDIARIES     CORPORATION      ELIMINATIONS   CONSOLIDATED
                                                  ----------------   -------------    -----------      ------------   ------------
Sales                                                 $4,282,371      $2,459,893            --               --        $6,742,264
Equity in Net Income of Subsidiaries                        --              --          $150,191        ($150,191)          --
Management fee Income                                       --              --            25,371          (25,371)          --
                                                      ----------      ----------        --------        ---------      ----------
                                                      $4,282,371      $2,459,893        $175,562        ($175,562)     $6,742,264

Costs and Expenses
     Cost of services provided                         4,047,303       2,061,008            --            (20,879)      6,087,432
     Depreciation and amortization                        77,243         116,006            --                454         193,703
     Selling and general corporate expenses               40,608          24,930          20,593             (168)         85,963
                                                      ----------      ----------        --------        ---------      ----------

                                                       4,165,154       2,201,944          20,593          (20,593)      6,367,098
                                                      ----------      ----------        --------        ---------      ----------

               Operating income                          117,217         257,949         154,969         (154,969)        375,166

Interest, net:
     Interest expense, net                               130,397             578           4,778             --           135,753
     Intercompany interest income, net                   (50,433)         55,211            --             (4,778)           --
                                                      ----------      ----------        --------        ---------      ----------

Interest Expense, net                                     79,964          55,789           4,778           (4,778)        135,753
                                                      ----------      ----------        --------        ---------      ----------

               Income before income taxes                 37,253         202,160         150,191         (150,191)        239,413

Provision for Income Taxes                                10,614          78,608           --                --            89,222
                                                      ----------      ----------        --------        ---------      ----------
               Net income                             $   26,639      $  123,552        $150,191        ($150,191)     $  150,191
                                                      ==========      ==========        ========        =========      ==========



                        ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                            For the fiscal year ending October 2, 1998
                                                           (In Thousands)


                                                       ARAMARK
                                                    SERVICES, INC.   NON-GUARANTOR      ARAMARK
                                                  AND SUBSIDIARIES   SUBSIDIARIES     CORPORATION      ELIMINATIONS   CONSOLIDATED
                                                  ----------------   -------------    -----------      ------------   ------------
Sales                                                 $3,910,124      $2,728,748            --               --        $6,638,872
Equity in Net Income of Subsidiaries                        --              --          $129,236        ($129,236)          --
Management Fee Income                                       --              --            34,853          (34,853)          --
                                                      ----------      ----------        --------        ---------      ----------
                                                      $3,910,124      $2,728,748        $164,089        ($164,089)     $6,638,872

Costs and Expenses:
     Cost of services provided                         3,676,193       2,366,113            --            (20,013)      6,022,293
     Depreciation and amortization                        69,604         125,649            --                517         195,770
     Selling and general corporate expenses               36,516          26,668          24,885           (5,389)         82,680
     Other expense                                          --             5,000            --               --             5,000
                                                      ----------      ----------        --------        ---------      ----------

                                                       3,782,313       2,523,430          24,885          (24,885)      6,305,743
                                                      ----------      ----------        --------        ---------      ----------

               Operating income                          127,811         205,318         139,204         (139,204)        333,129

Interest, net:
     Interest expense, net                               105,194           1,485          10,678             --           117,357
     Intercompany interest income, net                   (41,896)         57,432          (5,568)          (9,968)           --
                                                      ----------      ----------        --------        ---------      ----------

Interest Expense, net                                     63,298          58,917           5,110           (9,968)        117,357
                                                      ----------      ----------        --------        ---------      ----------

               Income before income taxes                 64,513         146,401         134,094         (129,236)        215,772

Provision for Income Taxes                                22,112          58,007           1,943             --            82,062
                                                      ----------      ----------        --------        ---------      ----------
Income before Extraordinary Item                          42,401          88,394         132,151         (129,236)        133,710

Extraordinary Item due to Early Extinguishment
  of Debt (net of income taxes)                            1,559           --              2,915            --              4,474
                                                      ----------      ----------        --------        ---------      ----------
               Net income                             $   40,842      $   88,394        $129,236        ($129,236)     $  129,236
                                                      ==========      ==========        ========        =========      ==========


                       ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                                       For the fiscal year ending September 29, 2000
                                                      (In Thousands)


                                                                ARAMARK
                                                             SERVICES, INC.  NON-GUARANTOR    ARAMARK
                                                           AND SUBSIDIARIES  SUBSIDIARIES   CORPORATION   ELIMINATIONS  CONSOLIDATED
                                                           ----------------  -------------  -----------   ------------  ------------
Net cash provided by (used in) operating activities           $ 165,481       $ 267,245     ($ 25,666)           --       $ 407,060

Cash flows from investing activities:
          Purchases of property and equipment                   (80,293)       (154,262)          (28)           --        (234,583)
          Disposals of property and equipment                    11,514          16,032           --             --          27,546
          Acquisition of businesses                                --          (233,562)          --             --        (233,562)
          Other investing activities                            (28,100)        (14,550)         (323)           --         (42,973)
                                                              ---------       ---------      --------      ----------     ---------
Net cash used in investing activities                           (96,879)       (386,342)         (351)           --        (483,572)
                                                              ---------       ---------      --------      ----------     ---------

Cash flows from financing activities:
          Proceeds from additional long-term borrowings         357,717            --             --             --         357,717
          Payment of long-term borrowings                      (129,854)         (3,198)      (26,689)           --        (159,741)
          Proceeds from issuance of common stock                   --              --          31,185            --          31,185
          Repurchase of common stock                               --              --        (155,417)           --        (155,417)
          Change in intercompany, net                          (296,911)        119,852       177,059            --            --
          Other financing activities                               (330)           --             --             --            (330)
                                                              ---------       ---------      --------      ----------     ---------

Net cash provided by (used in) financing activities             (69,378)        116,654        26,138            --          73,414
                                                              ---------       ---------      --------      ----------     ---------

Increase (decrease) in cash and cash equivalents                   (776)         (2,443)          121            --          (3,098)
Cash and cash equivalents, beginning of period                   20,263           7,227           200            --          27,690
                                                              ---------       ---------      --------      ----------     ---------

Cash and cash equivalents, end of period                      $  19,487       $   4,784      $    321            --       $  24,592
                                                              =========       =========      ========      ==========     =========


                       ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                                        For the fiscal year ending October 1, 1999
                                                      (In Thousands)


                                                                ARAMARK
                                                             SERVICES, INC.  NON-GUARANTOR    ARAMARK
                                                           AND SUBSIDIARIES  SUBSIDIARIES   CORPORATION   ELIMINATIONS  CONSOLIDATED
                                                           ----------------  -------------  -----------   ------------  ------------
Net cash provided by (used in) operating activities           $ 108,055       $ 211,924      ($ 26,819)          --       $ 293,160

Cash flows from investing activities:
          Purchases of property and equipment                   (78,407)       (128,785)           (31)          --        (207,223)
          Disposals of property and equipment                     3,865          20,124             10           --          23,999
          Sale of investments                                      --            40,722           --             --          40,722
          Divestiture of certain businesses                       8,468             (88)          --             --           8,380
          Acquisition of businesses                             (45,004)        (17,735)          --             --         (62,739)
          Other investing activities                            (24,115)          5,121           (324)          --         (19,318)
                                                              ---------       ---------      ---------     ----------     ---------
Net cash provided by (used in) investing activities            (135,193)        (80,641)          (345)          --        (216,179)
                                                              ---------       ---------      ---------     ----------     ---------

Cash flows from financing activities:
          Proceeds from additional long-term borrowings           4,855            --             --             --           4,855
          Payment of long-term borrowings                      (106,112)           (632)          --             --        (106,744)
          Proceeds from issuance of common stock                   --              --           60,731           --          60,731
          Repurchase of common stock                               --              --          (28,563)          --         (28,563)
          Change in intercompany, net                           134,736        (129,932)        (4,804)          --            --
          Other financing activities                               (184)           --             --                           (184)
                                                              ---------       ---------      ---------     ----------     ---------

Net cash provided by (used in) financing activities              33,295        (130,564)        27,364           --         (69,905)
                                                              ---------       ---------      ---------     ----------     ---------

Increase in cash and cash equivalents                             6,157             719            200           --           7,076
Cash and cash equivalents, beginning of period                   14,106           6,508           --             --          20,614
                                                              ---------       ---------      ---------     ----------     ---------

Cash and cash equivalents, end of period                      $  20,263       $   7,227      $     200           --       $  27,690
                                                              =========       =========      =========     ==========     =========



                       ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOW
                                            For the fiscal year ending October 2, 1998
                                                           (In Thousands)


                                                                ARAMARK
                                                             SERVICES, INC.   NON-GUARANTOR    ARAMARK
                                                            AND SUBSIDIARIES  SUBSIDIARIES   CORPORATION   ELIMINATIONS CONSOLIDATED
                                                            ----------------  -------------  -----------   ------------ ------------
Net cash provided by operating activities                     $ 121,296        $ 152,237      $   3,171          --      $ 276,704

Cash flows from investing activities:
          Purchases of property and equipment                   (75,812)         (87,742)          (732)         --       (164,286)
          Disposals of property and equipment                     2,645           19,355            204          --         22,204
          Sale of investments                                      --              5,779           --            --          5,779
          Divestiture of certain businesses                        --             31,116           --            --         31,116
          Acquisition of businesses                             (18,040)         (24,918)          --            --        (42,958)
          Other investing activities                            (31,821)          (9,310)          (321)         --        (41,452)
                                                              ---------        ---------      ---------     ---------    ---------

Net cash used in investing activities                          (123,028)         (65,720)          (849)         --       (189,597)
                                                              ---------        ---------      ---------     ---------    ---------

Cash flows from financing activities:
          Proceeds from additional long-term borrowings         660,552           (1,732)          --            --        658,820
          Payment of long-term borrowings                       (64,528)           3,149       (106,563)         --       (167,942)
          Proceeds from issuance of common stock                   --               --           22,303          --         22,303
          Repurchase of common stock                               --               --         (591,535)         --       (591,535)
          Change in intercompany, net                          (588,328)         (85,145)       673,473          --           --
          Other financing activities                             (9,919)          (5,572)          --            --        (15,491)
                                                              ---------        ---------      ---------     ---------    ---------

Net cash used in financing activities                            (2,223)         (89,300)        (2,322)         --        (93,845)
                                                              ---------        ---------      ---------     ---------    ---------

Increase (decrease) in cash and cash equivalents                 (3,955)          (2,783)          --            --         (6,738)
Cash and cash equivalents, beginning of period                   18,061            9,291           --                       27,352
                                                              ---------        ---------      ---------     ---------    ---------

Cash and cash equivalents, end of period                      $  14,106        $   6,508           --            --      $  20,614
                                                              =========        =========      =========     =========    =========

                      ARAMARK CORPORATION AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
       FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2000, OCTOBER 1, 1999 AND
                                OCTOBER 2, 1998

                                                               Additions                       Reductions
                                                      --------------------------      -----------------------------
                                         Balance,     Acquisition                     Divestiture       Deductions      Balance,
                                      Beginning of       of           Charged to          of              from          End of
Description                            Fiscal Year    Businesses        Income        Businesses       Reserves (1)   Fiscal Year
----------                            ------------    -----------     ----------      -----------      ------------   -----------
                                      - - - - - - - -  - - - - - - - - - -(in thousands) - - - - - - - - - - - - - - - - - - - -
Fiscal Year 2000

Reserve for doubtful accounts,
advances & current notes receivable     $22,496         $647            $15,048          $ -            $13,388         $24,803
                                        =======         ====            =======          =====          =======         =======



Fiscal Year 1999

Reserve for doubtful accounts,
advances & current notes receivable     $24,457         $165            $13,413            $41          $15,498         $22,496
                                        =======         ====            =======            ===          =======         =======



Fiscal Year 1998

Reserve for doubtful accounts,
advances & current notes receivable     $23,158         $779            $12,209         $3,739           $7,950         $24,457
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

                                          ARAMARK CORPORATION

                                          By: John M. Lafferty
                                              ----------------------------------
                                              John M. Lafferty
                                              Senior Vice President, Controller
                                              and Chief Accounting Officer

November  22, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 22, 2000.

Signature                                    Title
---------                                    -----
Joseph Neubauer                              Chairman and Director
------------------------------               (Principal Executive Officer)
Joseph Neubauer


L. Frederick Sutherland                      Executive Vice President
------------------------------               (Principal Financial Officer)
L. Frederick Sutherland


John M. Lafferty                             Senior Vice President, Controller
------------------------------               and Chief Accounting Officer
John M. Lafferty                             (Principal Accounting Officer)



Lawrence T. Babbio, Jr.
Patricia C. Barron
Robert J. Callander
Leonard S. Coleman, Jr.
Ronald R. Davenport                Directors
Edward G. Jordan
Thomas H. Kean
James E. Ksansnak
James E. Preston


Donald S. Morton
------------------------------
Donald S. Morton
Attorney-in-Fact

                                INDEX TO EXHIBITS

Copies of any of the following exhibits are available to stockholders for the cost of reproduction upon written request from the Assistant Secretary, ARAMARK Corporation, 1101 Market Street, Philadelphia, PA 19107.

   3.1 Restated Certificate of Incorporation is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1999.

   3.2 Corporate By-Laws, as ratified and approved February 8, 2000, are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1999.

   4.1 Amended and Restated Stockholders' Agreement is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

   4.2 Amended and Restated Registration Rights Agreement is incorporated by reference to the Company's quarterly report on Form 10-Q for the fiscal quarter ended April 1, 1988.

   4.3 7.0% Guaranteed Notes due July 15, 2006; Indenture dated July 15, 1991, is incorporated by reference to the Company's Registration Statements on Form S-3, Registration No. 33-525887, 33-64259 and 333-53161.

   4.4 6 3/4% Guaranteed Notes due August 1, 2004; Indenture dated July 15, 1991, is incorporated by reference to the Company's Registration Statement on Form S-3, Registration No. 333-53161.

         Long-term debt instruments authorizing debt that does not exceed 10% of the total consolidated assets of the Company are not filed herewith but will be furnished on request of the Commission.

   10.1 1999 Employment Agreement with Joseph Neubauer is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1999.

   10.2 Agreement relating to employment and post-employment competition dated October 4, 1991 with William Leonard is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 1, 1993.

   10.3 Agreement relating to employment and post-employment competition dated June 7, 1993 with L. Frederick Sutherland is incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1996.

   10.4 Agreement relating to employment and post-employment competition dated November 19, 1996 with Brian G. Mulvaney.

   10.5 Agreement relating to employment and post-employment competition dated April 17, 2000 with John J. Zillmer.

   10.6 Credit and Guaranty Agreement dated January 7, 1998 and amendments thereto dated May 7, 1998 and September 10, 1998 are incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1998.

   12    Ratio of Earnings to Fixed Charges

   21    Subsidiaries of Registrant

   23    Consent of Arthur Andersen LLP

   24    Powers of Attorney

   27    Financial Data Schedule