Form 10-Q
period 2000-12-29
ARAMARK CORP
filed 2001-02-12
CIK 757523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended December 29, 2000   Commission file number 1-8827
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

                                               Yes     X         No
                                                  ---------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at January 26, 2001:   2,386,896

Class B common stock outstanding at January 26, 2001:  61,808,076
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)

                                     ASSETS
                                     ------

                                                                          December 29,            September 29,
                                                                              2000                    2000
                                                                          ------------            ------------
Current Assets:
       Cash and cash equivalents                                          $     29,737            $     24,592
       Receivables                                                             611,326                 585,630
       Inventories, at lower of cost or market                                 417,117                 416,413
       Prepayments and other current assets                                    140,847                  72,230
                                                                          ------------             -----------

              Total current assets                                           1,199,027               1,098,865
                                                                            ----------             -----------

Property and Equipment, net                                                  1,050,523               1,053,243
Goodwill                                                                       680,748                 684,940
Other Assets                                                                   397,156                 362,335
                                                                            ----------             -----------

                                                                            $3,327,454              $3,199,383
                                                                            ==========              ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
       Current maturities of long-term borrowings                          $    67,075            $     59,736
       Accounts payable                                                        356,760                 431,123
       Accrued expenses and other liabilities                                  577,712                 576,001
                                                                           -----------             -----------

              Total current liabilities                                      1,001,547               1,066,860
                                                                           -----------            ------------

Long-Term Borrowings                                                         1,939,605               1,777,660
Deferred Income Taxes and Other Noncurrent Liabilities                         226,296                 223,367
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                                        20,000                  20,000


Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
       Class A common stock, par value $.01                                         24                      24
       Class B common stock, par value $.01                                        584                     598
       Earnings retained for use in the business                               168,992                 149,771
       Accumulated other comprehensive income (loss)                            (9,594)                (18,897)
       Impact of potential repurchase feature of
         common stock                                                          (20,000)                (20,000)
                                                                           -----------              ----------

              Total                                                            140,006                 111,496
                                                                           -----------              ----------

                                                                            $3,327,454              $3,199,383
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

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                                                For the Three Months Ended
                                                                             ----------------------------------
                                                                             December 29,          December 31,
                                                                                2000                  1999
                                                                             -----------            ----------
Sales                                                                        $1,947,278             $1,767,615
                                                                             ----------             ----------

Costs and Expenses:
       Cost of services provided                                              1,751,969              1,598,558
       Depreciation and amortization                                             58,629                 51,664
       Selling and general corporate expenses                                    24,814                 22,533
                                                                             ----------             ----------
                                                                              1,835,412              1,672,755
                                                                             ----------             ----------

       Operating income                                                         111,866                 94,860

Interest Expense, net                                                            40,597                 33,784
                                                                             ----------             ----------

       Income before income taxes                                                71,269                 61,076
Provision for Income Taxes                                                       27,841                 23,806
                                                                             ----------             ----------

       Net income                                                            $   43,428             $   37,270
                                                                             ==========             ==========


Earnings Per Share:
       Basic                                                                       $.51                   $.40
                                                                                   ====                   ====

       Diluted                                                                     $.48                   $.38
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

                      ARAMARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)

                                                                                     For the Three Months Ended
                                                                                    -------------------------------
                                                                                    December 29,       December 31,
                                                                                       2000               1999
                                                                                    ------------       ------------
Cash flows from operating activities:
     Net income                                                                     $  43,428          $  37,270
     Adjustments to reconcile net income to net
       cash used in operating activities:
           Depreciation and amortization                                               58,629             51,664
           Income taxes deferred                                                        1,002                649
     Changes in noncash working capital                                              (171,372)           (92,376)
     Other operating activities                                                       (10,359)            (6,641)
                                                                                    ---------          ---------

Net cash used in operating activities                                                 (78,672)            (9,434)
                                                                                    ---------          ---------

Cash flows from investing activities:
     Purchases of property and equipment                                              (45,101)           (38,374)
     Disposals of property and equipment                                                6,039              4,982
     Sale of investments                                                                8,240             -
     Acquisition of certain businesses                                                (22,207)           (18,123)
     Other investing activities                                                         4,245             (3,816)
                                                                                    ---------          ---------

Net cash used in investing activities                                                 (48,784)           (55,331)
                                                                                    ---------          ---------
Cash flows from financing activities:
     Proceeds from additional long-term borrowings                                    150,014            156,291
     Payment of long-term borrowings                                                   (2,380)           (52,806)
     Repurchase of stock                                                              (16,481)           (46,398)
     Proceeds from issuance of common stock                                             1,448              1,883
                                                                                    ---------          ---------

Net cash provided by financing activities                                             132,601             58,970
                                                                                    ---------          ---------

Increase (decrease) in cash and cash equivalents                                        5,145             (5,795)

Cash and cash equivalents, beginning of period                                         24,592             27,690
                                                                                    ---------          ---------

Cash and cash equivalents, end of period                                            $  29,737          $  21,895
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

(2)      CAPITAL STOCK:
         -------------

         During the first quarter of fiscal 2001, pursuant to the ARAMARK Ownership Program, employees purchased 270,630 shares or $2.8 million of Class B Common Stock for $1.4 million cash plus $1.4 million of deferred payment obligations.

(3)      SUPPLEMENTAL CASH FLOW INFORMATION:
         -----------------------------------

         The Company made interest payments of $36.5 million and $22.5 million and income tax payments of $24.5 million and $12.6 million during the first quarter of fiscal 2001 and 2000, respectively. During the first quarter of fiscal 2001, the Company purchased $26.7 million of its Class B Common Stock, issuing $10.2 million in installment notes as partial consideration.

(4)      EARNINGS PER SHARE:
         -------------------

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


                                                                                  Three Months Ended
                                                                          -------------------------------------
                                                                          December 29,           December 31,
                                                                              2000                   1999
                                                                          ------------           ------------
                                                                          (in thousands, except per share data)
         Earnings:
           Net income                                                      $43,428                   $37,270
                                                                           =======                   =======
         Shares:
           Weighted average number of common
              shares outstanding used in basic
              earnings per share calculation                                84,973                    92,121

           Impact of potential exercise opportunities
              under the ARAMARK Ownership Plan                               5,580                     7,187
                                                                           -------                   -------

             Total common shares used in diluted
                 earnings per share calculation                             90,553                    99,308
                                                                            ======                   =======

         Basic earnings per common share                                      $.51                      $.40
                                                                              ====                      ====

         Diluted earnings per common share                                    $.48                      $.38
                                                                              ====                      ====

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)      COMPREHENSIVE INCOME:
         ---------------------

         Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income", comprehensive income includes all changes in shareholders' equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $52.7 million and $39.5 million for the three months ended December 29, 2000 and December 31, 1999, respectively.


(6)      ACCOUNTING  FOR DERIVATIVE INSTRUMENTS:
         --------------------------------------

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"-an amendment of FASB Statement No. 133, on September 30, 2000. SFAS No. 133 requires the transition adjustment resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative transition adjustment to decrease Other Comprehensive Income by approximately $2.5 million (net of tax), to recognize the fair value of its derivative instruments as of the date of adoption.

         The Company utilizes derivative financial instruments, such as interest rate swaps and forward exchange contract agreements to manage changes in market conditions related to debt obligations and foreign currency exposures. As of December 29, 2000, the Company has $350 million of interest rate swap agreements fixing the rate on a like amount of variable rate borrowings. There were no forward exchange contract agreements outstanding as of December 29, 2000.

         The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the quarter ended December 29, 2000, unrealized net losses of approximately $4.1 million (net of tax) related to interest rate swaps were recorded in Other Comprehensive Income, including the approximately $2.5 million cumulative transition adjustment as of September 30, 2000. As of December 29, 2000, approximately $4.1 million of net unrealized losses related to interest rate swaps was included in Accumulated Other Comprehensive Income, approximately $2.4 million of which is expected to be reclassified into earnings during the next twelve months. The hedge ineffectiveness for existing derivative instruments for the quarter ending December 29, 2000 was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(7)      SEGMENT INFORMATION:
         --------------------

         Sales and operating income by segment are as follows:

                                                                                  Three Months Ended
                                                                     ---------------------------------------
                                                                      December 29,             December 31,
                               Sales                                      2000                     1999
         --------------------------------------------                 -------------            -------------
                                                                                  (in thousands)
         Food and Support Services - United States                      $1,186,334              $1,045,919
         Food and Support Services - International                         265,339                 253,653
         Uniform and Career Apparel - Rental                               250,383                 238,659
         Uniform and Career Apparel - Direct Marketing                     132,055                 127,144
         Educational Resources                                             113,167                 102,240
                                                                        ----------              ----------
                                                                        $1,947,278              $1,767,615
                                                                        ==========              ==========

                                                                               Three Months Ended
                                                                     ---------------------------------------
                                                                      December 29,              December 31,
                       Operating Income                                    2000                    1999
         --------------------------------------------                 --------------           -------------
                                                                                  (in thousands)

         Food and Support Services - United States                         $59,950                 $43,861
         Food and Support Services - International                           9,940                  12,799
         Uniform and Career Apparel - Rental                                31,841                  31,076
         Uniform and Career Apparel - Direct Marketing                       8,697                   5,494
         Educational Resources                                               6,306                   7,828
                                                                           -------                --------
                                                                           116,734                 101,058
         Corporate and Other                                                (4,868)                 (6,198)
                                                                           -------                --------
            Operating Income                                               111,866                  94,860
         Interest Expense, Net                                             (40,597)                (33,784)
                                                                           -------                --------
            Income Before Income Taxes                                     $71,269                $ 61,076
                                                                           =======                ========


         Included in "Corporate and Other" in the first quarter of fiscal 2001 is a gain of $6.6 million resulting from the redemption of preferred stock by an entity which the Company divested in fiscal 1997. Also included in "Corporate and Other" in fiscal 2001 are charges related to certain litigation pertaining to a previously divested entity ($1.5 million), merger and acquisition related costs ($0.5 million), and the immaterial cumulative effect ($2.6 million) of a change by the Educational Resources business in accounting for non-refundable registration fees pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 101.

(8)      ACQUISITIONS:
         ------------

         During the first quarter of fiscal 2001, the Company acquired the UK food and support services business of the Campbell Bewley Group Limited, issuing stock (8% interest) of a subsidiary as consideration. Additionally, the Company acquired a 45% interest in the Campbell Bewley Group Limited's food and support services business in Ireland for approximately $19 million in cash.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)      CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION
         -------------------------------------------------------------------
         AND SUBSIDIARIES:
         ----------------

         The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

         These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $2.1 billion as of December 29, 2000. The Non-guarantor subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain Non-guarantor subsidiaries guarantee, along with the Company, certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 29, 2000
                                  (In Millions)


                                     ASSETS
                                     ------

                                                        ARAMARK
                                                      Services, Inc.
                                                          and          Non-Guarantor      ARAMARK
                                                      Subsidiaries     Subsidiaries     Corporation   Eliminations      Consolidated
                                                      -------------    -------------    -----------   ------------      ------------
Current Assets:
   Cash and cash equivalents                              $  17.6         $  11.8         $   0.3           $   -          $   29.7
   Receivables                                              404.2           206.4             0.7               -             611.3
   Inventories, at lower of cost or market                   84.1           333.0               -               -             417.1
   Prepayments and other current assets                      95.8            43.5             1.6               -             140.9
                                                        ---------       ---------       ---------       ---------         ---------

          Total current assets                              601.7           594.7             2.6               -           1,199.0
                                                        ---------       ---------       ---------       ---------         ---------

Property and Equipment, net                                 243.5           804.9             2.1               -           1,050.5
Goodwill                                                    194.6           486.2               -               -             680.8
Intercompany Receivable                                   2,216.1           105.6               -        (2,321.7)                -
Investment in Subsidiaries                                      -               -         1,585.8        (1,585.8)                -
Other Assets                                                164.6           229.7             2.9               -             397.2
                                                        ---------       ---------       ---------       ---------         ---------

                                                        $ 3,420.5       $ 2,221.1       $ 1,593.4      $ (3,907.5)        $ 3,327.5
                                                        =========       =========       =========       =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
   Current maturities of long-term borrowings            $  66.0          $   1.1            $  -           $   -          $   67.1
   Accounts payable                                        229.2             72.7            54.9               -             356.8
   Accrued expenses and other liabilities                  382.3            183.8            11.6               -             577.7
                                                       ---------        ---------       ---------       ---------         ---------

          Total current liabilities                        677.5            257.6            66.5               -           1,001.6
                                                       ---------        ---------       ---------       ---------         ---------

Long-Term Borrowings                                     1,938.9              0.7               -               -           1,939.6
Deferred Income Taxes and Other Noncurrent Liabilities      68.4             97.7            60.2               -             226.3
Intercompany Payable                                       545.8            469.2         1,306.7        (2,321.7)                -
Common Stock Subject to Potential Repurchase Under
  Provisions of Shareholders' Agreement                        -                -            20.0               -              20.0
Shareholders' Equity Excluding Common Stock                                                                                       -
  Subject to Repurchase                                    189.9          1,395.9           140.0        (1,585.8)            140.0
                                                       ---------        ---------       ---------       ---------         ---------

                                                       $ 3,420.5        $ 2,221.1       $ 1,593.4      $ (3,907.5)        $ 3,327.5
                                                       =========        =========       =========       =========         =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS
                               September 29, 2000
                                  (In Millions)

                                     ASSETS
                                     ------

                                                         ARAMARK
                                                       Services, Inc.
                                                           and         Non-Guarantor     ARAMARK
                                                       Subsidiaries    Subsidiaries     Corporation     Eliminations    Consolidated
                                                       -------------   -------------   ------------     ------------    ------------
Current Assets:
   Cash and cash equivalents                              $  19.5         $   4.8          $   0.3           $   -         $   24.6
   Receivables                                              391.7           193.4              0.6               -            585.7
   Inventories, at lower of cost or market                   83.4           333.0                -               -            416.4
   Prepayments and other current assets                      25.9            44.6              1.7               -             72.2
                                                        ---------       ---------        ---------       ---------        ---------
          Total current assets                              520.5           575.8              2.6               -          1,098.9
                                                        ---------       ---------        ---------       ---------         ---------

Property and Equipment, net                                 232.4           818.8              2.1               -          1,053.3
Goodwill                                                    196.0           488.9                -               -            684.9
Intercompany Receivable                                   2,186.4           105.6                -        (2,292.0)               -
Investment in Subsidiaries                                      -               -          1,533.0        (1,533.0)               -
Other Assets                                                124.2           235.4              2.7               -            362.3
                                                        ---------       ---------        ---------       ---------        ---------

                                                        $ 3,259.5       $ 2,224.5        $ 1,540.4      $ (3,825.0)       $ 3,199.4
                                                        =========       =========        =========       =========        =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Current Liabilities:
   Current maturities of long-term borrowings             $  57.7         $   2.0             $  -           $   -         $   59.7
   Accounts payable                                         254.3           120.9             55.9               -            431.1
   Accrued expenses and other liabilities                   343.1           221.4             11.5               -            576.0
                                                        ---------       ---------        ---------       ---------        ---------
          Total current liabilities                         655.1           344.3             67.4               -          1,066.8
                                                        ---------       ---------        ---------       ---------        ---------

Long-Term Borrowings                                      1,776.8             0.9                -               -          1,777.7
Deferred Income Taxes and Other Noncurrent Liabilities       61.4            97.5             64.5               -            223.4
Intercompany Payable                                        590.6           424.4          1,277.0        (2,292.0)               -
Common Stock Subject to Potential Repurchase Under
  Provisions of Shareholders' Agreement                         -               -             20.0               -             20.0
Shareholders' Equity Excluding Common Stock                                                                                       -
  Subject to Repurchase                                     175.6         1,357.4            111.5        (1,533.0)           111.5
                                                        ---------       ---------        ---------       ---------        ---------

                                                        $ 3,259.5       $ 2,224.5        $ 1,540.4      $ (3,825.0)       $ 3,199.4
                                                        =========       =========        =========       =========        =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                  For the three months ended December 29, 2000
                                  (In Millions)

                                                  ARAMARK
                                               Services, Inc.
                                                    and          Non-Guarantor       ARAMARK
                                                Subsidiaries     Subsidiaries       Corporation      Eliminations    Consolidated
                                               -------------     -------------      -----------      ------------    ------------
Sales                                             $ 1,231.2         $  716.1              $  -            $  -          $ 1,947.3
Equity in Net Income of Subsidiaries                      -                -              43.4           (43.4)                 -
Management Fee Income                                     -                -              10.0           (10.0)                 -
                                                  ---------        ---------         ---------       ---------          ---------
                                                    1,231.2            716.1              53.4           (53.4)           1,947.3

Costs and Expenses:
   Cost of services provided                        1,149.2            611.6                 -            (8.8)           1,752.0
   Depreciation and amortization                       23.4             35.2                 -             0.1               58.7
   Selling and general corporate expenses               9.5              6.6               8.7               -               24.8
                                                  ---------        ---------         ---------       ---------          ---------

                                                    1,182.1            653.4               8.7            (8.7)           1,835.5
                                                  ---------        ---------         ---------       ---------          ---------

             Operating income                          49.1             62.7              44.7           (44.7)             111.8

Interest, net:
   Interest expense, net                               39.3                -               1.3               -               40.6
   Intercompany interest, net                          (5.3)             6.6                 -            (1.3)                 -
                                                  ---------        ---------         ---------       ---------          ---------

Interest Expense, net                                  34.0              6.6               1.3            (1.3)              40.6
                                                  ---------        ---------         ---------       ---------          ---------

             Income before income taxes                15.1             56.1              43.4           (43.4)              71.2

Provision for Income Taxes                              9.9             17.9                 -               -               27.8
                                                  ---------        ---------         ---------       ---------          ---------

             Net income                           $     5.2        $    38.2         $    43.4       $   (43.4)         $    43.4
                                                  =========        =========         =========       =========          =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                  For the three months ended December 31, 1999
                                  (In Millions)

                                                    ARAMARK
                                                 Services, Inc.
                                                     and           Non-Guarantor      ARAMARK
                                                 Subsidiaries      Subsidiaries      Corporation      Eliminations     Consolidated
                                                 -------------     -------------     -----------      ------------     ------------
Sales                                               $ 1,162.8          $  604.8        $   -           $    -             $ 1,767.6
Equity in Net Income of Subsidiaries                        -                 -             37.3           (37.3)                 -
Management fee Income                                       -                 -              8.2            (8.2)                 -
                                                    ---------         ---------        ---------       ---------          ---------
                                                      1,162.8             604.8             45.5           (45.5)           1,767.6

Costs and Expenses:
       Cost of services provided                      1,093.1             511.3                -            (5.9)           1,598.5
       Depreciation and amortization                     21.2              30.4                -             0.1               51.7
       Selling and general corporate expenses            11.5               5.2              5.9            (0.1)              22.5
                                                    ---------         ---------        ---------       ---------          ---------

                                                      1,125.8             546.9              5.9            (5.9)           1,672.7
                                                    ---------         ---------        ---------       ---------          ---------

                       Operating income                  37.0              57.9             39.6           (39.6)              94.9

Interest, net:
       Interest expense, net                             31.3               0.2              2.3               -               33.8
       Intercompany interest, net                       (11.4)             13.7                -            (2.3)                 -
                                                    ---------         ---------        ---------       ---------          ---------

Interest Expense, net                                    19.9              13.9              2.3            (2.3)              33.8
                                                    ---------         ---------        ---------       ---------          ---------

                       Income before income taxes        17.1              44.0             37.3           (37.3)              61.1

Provision for Income Taxes                                6.5              17.3                -               -               23.8
                                                    ---------         ---------        ---------       ---------          ---------

                       Net income                   $    10.6         $    26.7        $    37.3       $   (37.3)         $    37.3
                                                    =========         =========        =========       =========          =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the three months ended December 29, 2000
                                  (In Millions)

                                                          ARAMARK
                                                       Services, Inc.
                                                            and         Non-Guarantor     ARAMARK
                                                        Subsidiaries    Subsidiaries     Corporation     Eliminations  Consolidated
                                                       -------------    -------------    -----------     ------------  ------------
Net cash used in operating activities                      $  (28.6)       $  (34.5)        $  (15.5)          $   -     $   (78.6)

Cash flows from investing activities:
      Purchases of property and equipment                     (27.4)          (17.7)               -               -         (45.1)
      Disposals of property and equipment                       0.9             5.1                -               -           6.0
      Sale of investments                                         -             8.2                -               -           8.2
      Acquisition of certain businesses                       (19.6)           (2.6)               -               -         (22.2)
      Other investing activities                               (0.6)            4.9                -               -           4.3
                                                          ---------       ---------        ---------       ---------     ---------

Net cash used in investing activities                         (46.7)           (2.1)               -               -         (48.8)
                                                          ---------       ---------        ---------       ---------     ---------

Cash flows from financing activities:
      Proceeds from additional long-term borrowings           150.0               -                -               -         150.0
      Payment of long-term borrowings                          (1.2)           (1.2)               -               -          (2.4)
      Repurchase of stock                                         -               -            (16.5)              -         (16.5)
      Proceeds from issuance of common stock                      -               -              1.4               -           1.4
      Change in intercompany, net                             (75.4)           44.8             30.6               -             -
                                                          ---------       ---------        ---------       ---------     ---------

Net cash provided by financing activities                      73.4            43.6             15.5               -         132.5
                                                          ---------       ---------        ---------       ---------     ---------

Increase (decrease) in cash and cash equivalents               (1.9)            7.0                -               -           5.1

Cash and cash equivalents, beginning of period                 19.5             4.8              0.3               -          24.6
                                                          ---------       ---------        ---------       ---------     ---------

Cash and cash equivalents, end of period                  $    17.6       $    11.8        $     0.3       $       -     $    29.7
                                                          =========       =========        =========       =========     =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                      ARAMARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the three months ended December 31, 1999
                                  (In Millions)

                                                          ARAMARK
                                                       Services, Inc.
                                                             and         Non-Guarantor      ARAMARK
                                                        Subsidiaries     Subsidiaries     Corporation    Eliminations   Consolidated
                                                        ------------     -------------    -----------    ------------   ------------
Net cash provided by (used in) operating activities        $   (5.8)        $  (11.0)        $   7.4           $   -       $   (9.4)

Cash flows from investing activities:
      Purchases of property and equipment                     (17.4)           (20.9)              -               -          (38.3)
      Disposals of property and equipment                       0.7              4.3               -               -            5.0
      Acquisition of certain businesses                           -            (18.1)              -               -          (18.1)
      Other investing activities                               (4.8)             1.0               -               -           (3.8)
                                                          ---------        ---------       ---------       ---------      ---------

Net cash used in investing activities                         (21.5)           (33.7)              -               -          (55.2)
                                                          ---------        ---------       ---------       ---------      ---------

Cash flows from financing activities:
      Proceeds from additional long-term borrowings           156.3                -               -               -          156.3
      Payment of long-term borrowings                         (52.7)            (0.1)              -               -          (52.8)
      Repurchase of stock                                         -                -           (46.4)              -          (46.4)
      Proceeds from issuance of common stock                      -                -             1.8               -            1.8
      Change in intercompany, net                             (79.5)            42.4            37.1               -              -
                                                          ---------        ---------       ---------       ---------      ---------

Net cash provided by (used in) financing activities            24.1             42.3            (7.5)              -           58.9
                                                          ---------        ---------       ---------       ---------      ---------

Decrease in cash and cash equivalents                          (3.2)            (2.4)           (0.1)              -           (5.7)

Cash and cash equivalents, beginning of period                 20.3              7.2             0.2               -           27.7
                                                          ---------        ---------       ---------       ---------      ---------

Cash and cash equivalents, end of period                  $    17.1        $     4.8       $     0.1       $       -      $    22.0
                                                          =========        =========       =========       =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

The following discussion should be read in conjunction with the business segment information included in Note 7 to the condensed consolidated financial statements.

Overview
--------

Sales for the first quarter of fiscal 2001 of $1.9 billion increased 10% over the prior year period, with sales increasing in all operating segments. Excluding the impact of acquisitions, primarily in the Food and Support Services
- United States segment, and the unfavorable impact of foreign currency translation, sales increased 7% over the prior year. Operating income of $111.9 million increased 18% over the prior year due to increased earnings in the Food and Support Services and Uniform and Career Apparel segments, partially offset by a decline in earnings in the Educational Resources segment. Excluding the impact of acquisitions, foreign currency translation and asset sale gains ($6.6 million and $3.8 million in fiscal 2001 and fiscal 2000, respectively), operating income increased 13% over the prior year period. The Company's operating income margin increased to 5.7% from 5.4% due primarily to the leveraging of fixed costs in the Food and Support Services - United States segment. Interest expense, net increased $6.8 million or 20% over the prior year, due primarily to increased debt levels to fund acquisitions, stock repurchases and working capital requirements.

Segment Results
---------------

Sales - Food and Support Services - United States segment sales increased 13% over the prior year period due to the Ogden acquisition (approximately 7%) and increased volume (approximately 6%). Sales in the Food and Support Services - International segment increased 17% compared to the prior year (excluding the unfavorable impact of foreign currency translation) due to increased volume (approximately 8%), new accounts (approximately 7%) and acquisitions (approximately 2%). Sales in the Uniform and Career Apparel - Rental segment increased 5% due primarily to increased volume and, to a lesser extent, increased prices. Uniform and Career Apparel - Direct Marketing sales increased 4% over the prior year due primarily to increased sales to the safety equipment and accessories market, which were also adversely impacted in the first quarter of fiscal 2000 by the startup of a new distribution facility. Educational Resources segment sales increased 11%. Excluding the impact resulting from the revenue accounting change (see note 7), sales increased 10% versus the prior year due to new locations and pricing, partially offset by lower enrollment at existing locations.

Operating Income - Food and Support Services - United States segment operating income increased 37%. Excluding the impact of acquisitions, operating income increased 29% due to the sales increases noted above and effective cost controls. Food and Support Services - International segment operating income decreased 22% from the prior year. Excluding the unfavorable impact of foreign currency translation and an asset sale gain in the prior year first quarter, operating income increased 26% due to the sales increases noted above and effective cost controls. Uniform and Career Apparel - Rental segment operating income increased 2% compared to the prior year as a result of the sales increase noted above and the elimination of manufacturing start up costs incurred in the prior year, partially offset by increased fuel, energy and other operating costs. Operating income in the Uniform and Career Apparel - Direct Marketing segment increased 58% over the prior year period due to increased sales noted above and reduced operating costs. Operating results in this segment were adversely impacted in the prior year first quarter by startup costs related to a new distribution facility. Educational Resources segment operating income decreased 19%. Operating results were adversely affected by reduced enrollment at mature centers and continuing high labor and employee medical costs. It is anticipated that reduced enrollment at mature centers and difficult labor conditions may continue to adversely affect results in this segment during the remainder of fiscal 2001.

FINANCIAL CONDITION AND LIQUIDITY - Reference to the condensed consolidated statement of cash flows on page 3 will facilitate understanding of the discussion that follows.

Cash used in operating activities was $79 million, reflecting seasonal increases in working capital requirements, principally accounts receivable and reduced accrued liabilities related to timing of certain payments (taxes, commissions and interest). Debt increased by $169 million during the first quarter of fiscal 2001, principally to fund the working capital requirements discussed above, acquisitions, capital expenditures and common stock repurchases. Additionally, in connection with the Campbell Bewley transaction (see Note 8) the Company assumed approximately $21 million of indebtedness.

During the first quarter of fiscal 2001, the Company repurchased $26.7 million of its Class B Common Stock, issuing $10.2 million in installment notes as partial consideration. Additionally, the Company received approximately $1.4 million related to the issuance of Class B Common Stock through the exercise of installment stock purchase opportunities. The Company has generally exercised its option to repurchase Common Stock when shares have become available. The amount of such repurchases and other liquidity needs, including those related to employee benefit plans, in the near term will likely approximate or exceed the fiscal 2000 level.

In January 2001, the Company reduced the Educational Resources credit facility from $125 million to $25 million. Currently, the Company has approximately $220 million of unused committed credit availability under its credit facilities. Additionally, the Company has registration statements on file with the Securities and Exchange Commission for the issuance of up to $500 million of debt securities. The Company currently expects to continue to fund acquisitions, capital expenditures and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment and borrowings available under its credit facilities or note issuances.

FORWARD-LOOKING STATEMENTS
--------------------------

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements that reflect the Company's current views as to future events and financial performance with respect to its operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe," and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include the possibility of greater than anticipated operating costs, lower sales volumes, the performance and costs of integration of acquisitions, fluctuations in costs of insurance, materials, labor and fuel, financing availability, the outcome of environmental and litigation matters, competition in terms of price and service, the ability of the Company to retain clients and obtain new clients on satisfactory terms, fluctuations or reductions in enrollment in the Educational Resources segment, and the effects of general economic conditions. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they are made.


As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this report or that may be made elsewhere from time to time by, or on behalf of, the Company.

                           PART II - OTHER INFORMATION


Items 1 through 6 are not applicable.
-------------------------------------



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ARAMARK CORPORATION




February 12, 2001                            /s/ John M. Lafferty
                                             ---------------------------
                                             John M. Lafferty
                                             Senior Vice President, Controller
                                             and Chief Accounting Officer