Form 10-Q
period 2001-03-30
ARAMARK CORP
filed 2001-05-14
CIK 757523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 30, 2001      Commission file number 1-8827
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

                               Yes   X     No
                                  -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at April 27, 2001:        2,385,438
Class B common stock outstanding at April 27, 2001:       60,320,195
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)

                                     ASSETS

                                                                               March 30,              September 29,
                                                                                 2001                     2000
                                                                              -----------              -----------
Current Assets:
       Cash and cash equivalents                                               $   30,022              $    24,592
       Receivables                                                                433,446                  585,630
       Inventories, at lower of cost or market                                    417,521                  416,413
       Prepayments and other current assets                                       114,134                   72,230
                                                                               ----------              -----------

              Total current assets                                                995,123                1,098,865
                                                                               ----------              -----------

Property and Equipment, net                                                     1,055,135                1,053,243
Goodwill                                                                          685,517                  684,940
Other Assets                                                                      400,800                  362,335
                                                                               ----------              -----------

                                                                               $3,136,575              $ 3,199,383
                                                                               ==========              ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Current maturities of long-term borrowings                              $   33,445              $    59,736
       Accounts payable                                                           384,582                  431,123
       Accrued expenses and other liabilities                                     544,311                  576,001
                                                                               ----------              -----------

              Total current liabilities                                           962,338                1,066,860
                                                                               ----------              -----------

Long-Term Borrowings                                                            1,763,641                1,777,660
Deferred Income Taxes and Other Noncurrent Liabilities                            236,515                  223,367
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                                           20,000                   20,000

Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
       Class A common stock, par value $.01                                            24                       24
       Class B common stock, par value $.01                                           606                      598
       Capital surplus                                                              2,951                        -
       Earnings retained for use in the business                                  192,754                  149,771
       Accumulated other comprehensive income (loss)                              (22,254)                 (18,897)
       Impact of potential repurchase feature of
         common stock                                                             (20,000)                 (20,000)
                                                                               ----------              -----------

              Total                                                               154,081                  111,496
                                                                               ----------              -----------

                                                                               $3,136,575              $ 3,199,383
                                                                               ==========              ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                      For the Three Months Ended                  For the Six Months Ended
                                                 ------------------------------------          ---------------------------------
                                                  March 30,                 March 31,           March 30,              March 31,
                                                    2001                      2000                2001                   2000
                                                 ----------                ----------          ----------             ----------
Sales                                            $1,881,033                $1,746,380          $3,828,311             $3,513,995
                                                 ----------                ----------          ----------             ----------

Costs and Expenses:
       Cost of services provided                  1,716,998                 1,597,660           3,468,967              3,196,218
       Depreciation and amortization                 60,431                    52,737             119,060                104,401
       Selling and general corporate expenses        24,462                    21,826              49,276                 44,359
                                                 ----------                ----------          ----------             ----------
                                                  1,801,891                 1,672,223           3,637,303              3,344,978
                                                 ----------                ----------          ----------             ----------
       Operating income                              79,142                    74,157             191,008                169,017
Interest and other financing costs, net              41,505                    36,734              82,102                 70,518
                                                 ----------                ----------          ----------             ----------

       Income before income taxes                    37,637                    37,423             108,906                 98,499

Provision for Income Taxes                           13,875                    14,607              41,716                 38,413
                                                 ----------                ----------          ----------             ----------

       Net income                                $   23,762                $   22,816          $   67,190             $   60,086
                                                 ==========                ==========          ==========             ==========

Earnings Per Share:
      Basic                                            $.27                      $.25                $.78                   $.66

      Diluted                                          $.26                      $.24                $.74                   $.62

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)

                                                                      For the Six Months Ended
                                                                   ------------------------------
                                                                    March 30,           March 31,
                                                                      2001                2000
                                                                   -----------         ----------
Cash flows from operating activities:
     Net income                                                    $    67,190         $   60,086
     Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                               119,060            104,401
           Income taxes deferred                                         1,599              1,865
     Changes in noncash working capital                               (130,470)           (34,458)
     Proceeds from sale of receivables                                 161,159                  -
     Other operating activities                                         (9,399)           (11,940)
                                                                   -----------         ----------

Net cash provided by operating activities                              209,139            119,954
                                                                   -----------         ----------

Cash flows from investing activities:
     Purchases of property and equipment                              (108,998)           (96,114)
     Disposals of property and equipment                                15,664              7,718
     Sale of investments                                                 8,240                  -
     Acquisition of certain businesses                                 (48,127)           (32,487)
     Other investing activities                                          5,399            (30,042)
                                                                   -----------         ----------

Net cash used in investing activities                                 (127,822)          (150,925)
                                                                   -----------         ----------

Cash flows from financing activities:
     Proceeds from additional long-term borrowings                      31,835            182,542
     Payment of long-term borrowings                                   (98,795)           (82,434)
     Proceeds from issuance of common stock                             32,423             31,893
     Repurchase of stock                                               (41,119)          (102,247)
     Other financing activities                                           (231)                 -
                                                                   -----------         ----------

Net cash provided by (used in) financing activities                    (75,887)            29,754
                                                                   -----------         ----------

Increase (decrease) in cash and cash equivalents                         5,430             (1,217)

Cash and cash equivalents, beginning of period                          24,592             27,690
                                                                   -----------         ----------
Cash and cash equivalents, end of period                           $    30,022         $   26,473
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


(2) CAPITAL STOCK:

    During the first six months of fiscal 2001, pursuant to the ARAMARK Ownership Program, employees purchased 4,524,011 shares of Class B Common Stock for total consideration of $36.2 million consisting of $32.4 million in cash plus $3.8 million of deferred payment obligations.


(3) SUPPLEMENTAL CASH FLOW INFORMATION:

    The Company made interest payments of $77.2 million and $67.8 million and income tax payments of $63.7 million and $42.4 million during the first six months of fiscal 2001 and 2000, respectively. During the first six months of fiscal 2001, the Company purchased $6.2 million of its Class A Common Stock and $63.5 million of its Class B Common Stock, issuing $28.6 million in installment notes as partial consideration.


(4) EARNINGS PER SHARE:

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

                                                       Three Months Ended                    Six Months Ended
                                                    ------------------------           --------------------------
                                                    March 30,      March 31,           March 30,        March 31,
                                                      2001           2000                2001             2000
                                                    ---------      ---------           ---------        ---------
                                                             (in thousands, except per share data)
Earnings:
     Net income                                      $23,762         $22,816             $67,190          $60,086
                                                     =======         =======             =======          =======
Shares:
     Weighted average number of common
        shares outstanding used in basic
        earnings per share calculation                86,815          90,510              85,894           91,315

     Impact of potential exercise opportunities
       under the ARAMARK Ownership Plan                4,527           5,487               5,060            6,339
                                                     -------         -------             -------          -------

     Total common shares used in diluted
        earnings per share calculation                91,342          95,997             90,954            97,654
                                                     =======         =======             =======          =======

     Basic earnings per common share                    $.27            $.25                $.78             $.66
                                                        ====            ====                ====             ====
     Diluted earnings per common share                  $.26            $.24                $.74             $.62
                                                        ====            ====                ====             ====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(5) COMPREHENSIVE INCOME:

    Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income", comprehensive income includes all changes in shareholders' equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $11.1 million and $63.8 million for the three and six months ended March 30, 2001, respectively; and $20.6 million and $60.1 million for the three and six months ended March 31, 2000, respectively.


(6) ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

    The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133", on September 30, 2000. SFAS No. 133 requires the transition adjustment resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative transition adjustment to decrease Other Comprehensive Income by approximately $2.5 million (net of tax), to recognize the fair value of its derivative instruments as of the date of adoption.

    The Company utilizes derivative financial instruments, such as interest rate swaps and forward exchange contract agreements to manage changes in market conditions related to debt obligations and foreign currency exposures. As of March 30, 2001, the Company has $300 million of interest rate swap agreements fixing the rate on a like amount of variable rate borrowings. There were no material forward exchange contract agreements outstanding as of March 30, 2001.

    The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the first six months of fiscal 2001, unrealized net losses of approximately $5.6 million (net of tax) related to interest rate swaps were recorded in Other Comprehensive Income, including the approximately $2.5 million cumulative transition adjustment as of September 30, 2000. As of March 30, 2001, approximately $5.6 million of net unrealized losses related to interest rate swaps was included in Accumulated Other Comprehensive Income, approximately $3.7 million of which is expected to be reclassified into earnings during the next twelve months. The hedge ineffectiveness for existing derivative instruments for the first six months of fiscal 2001 was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7) SEGMENT INFORMATION:

    Sales and operating income by segment are as follows:

                                                                Three Months Ended                  Six Months Ended
                                                          -----------------------------       ----------------------------
                                                            March 30,        March 31,         March 30,        March 31,
                          Sales                               2001             2000              2001             2000
    --------------------------------------------          ------------      -----------       ------------     -----------
                                                                                   (in thousands)
    Food and Support Services - United States                $1,117,120       $1,021,828        $2,303,454      $2,067,747
    Food and Support Services - International                   288,840          257,674           554,179         511,327
    Uniform and Career Apparel - Rental                         248,543          240,780           498,926         479,439
    Uniform and Career Apparel - Direct Marketing               107,628          115,044           239,683         242,188
    Educational Resources                                       118,902          111,054           232,069         213,294
                                                             ----------       ----------        ----------      ----------
                                                             $1,881,033       $1,746,380        $3,828,311      $3,513,995
                                                             ==========       ==========        ==========      ==========


                                                                Three Months Ended                  Six Months Ended
                                                          -----------------------------       ----------------------------
                                                            March 30,        March 31,         March 30,         March 31,
                  Operating Income                            2001             2000              2001              2000
    --------------------------------------------          ------------      -----------       -------------     ----------
                                                                                  (in thousands)

    Food and Support Services - United States                  $ 38,549         $ 32,415          $ 98,499        $ 76,276
    Food and Support Services - International                    10,536           11,242            20,476          24,041
    Uniform and Career Apparel - Rental                          25,733           24,232            57,574          55,308
    Uniform and Career Apparel - Direct Marketing                 1,828            2,001            10,525           7,495
    Educational Resources                                         9,361           10,776            15,667          18,604
                                                               --------         --------          --------        --------
                                                                 86,007           80,666           202,741         181,724
    Corporate and Other                                          (6,865)          (6,509)          (11,733)        (12,707)
                                                               --------         --------          --------        --------
       Operating Income                                          79,142           74,157           191,008         169,017
    Interest                                                    (41,505)         (36,734)          (82,102)        (70,518)
                                                               --------         --------          --------        --------
       Income Before Income Taxes                              $ 37,637         $ 37,423          $108,906        $ 98,499
                                                               ========         ========          ========        ========

    Included in "Corporate and Other" during the first six months of fiscal 2001 is a gain of $6.6 million resulting from the redemption of preferred stock by an entity which the Company divested in fiscal 1997. Also included in "Corporate and Other" in fiscal 2001 are charges related to certain litigation pertaining to a previously divested entity ($1.5 million), merger and acquisition related costs ($0.5 million), and the immaterial cumulative effect ($2.6 million) of a change by the Educational Resources business in accounting for non-refundable registration fees pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 101.


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

    During the second quarter of fiscal 2001, the Company acquired certain assets of Correctional Foodservice Management (CFM), from The Wackenhut Corporation for approximately $16 million in cash.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(9)  NEW ACCOUNTING PRONOUNCEMENTS:

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No.140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. SFAS No. 140 is generally effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The disclosure requirements are effective for financial statements for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on its present securitization activities.


(10) FINANCING ACTIVITIES:

     During the second quarter, the Company entered into an agreement (the "Receivables Facility") with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC a wholly-owned, special purpose, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interests sold. The agreement expires in March 2004. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 125. At March 30, 2001, $161 million of accounts receivable were sold and removed from the condensed consolidated balance sheet. The loss on the sale of receivables was $1.2 million and is included in "Interest and other financing costs, net."

     On March 30, 2001, the Company sold for cash, without recourse, approximately $24 million of notes receivable which resulted from sales of stock pursuant to the Company's stock ownership program. The sales price of $25.9 million resulted in a gain of approximately $1.5 million (net of transaction costs), which is included in "Interest and other financing costs, net."

     The proceeds from both the accounts receivable sale and the sale of notes receivable were used to repay borrowings under the credit facility.

     During the second quarter, ARAMARK Educational Resources, Inc. reduced its credit facility from $125 million to $25 million. The credit facility matures in August 2003. As of March 30, 2001, there were no borrowings under this facility. Additionally, the Company entered into a C$70 million Canadian revolving credit facility, which replaced its existing Canadian credit facility. The new Canadian credit facility currently matures in March 2002 and contains options to extend the maturity date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(11) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND
     SUBSIDIARIES:

     The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

     These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $1.8 billion as of March 30, 2001. The Non-guarantor subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain Non-guarantor subsidiaries guarantee, along with the Company, certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS
                                 March 30, 2001
                                  (In Millions)

                                                                        ASSETS


                                                 ARAMARK
                                              Services, Inc.
                                                   and         Non-Guarantor      ARAMARK
                                              Subsidiaries     Subsidiaries     Corporation   Eliminations    Consolidated
                                              ------------     ------------     -----------   ------------    ------------
Current Assets:
   Cash and cash equivalents                    $   17.0         $   12.6        $    0.4      $       -        $   30.0
   Receivables                                     241.2            191.4             0.8              -           433.4
   Inventories, at lower of cost or market          86.5            331.0               -              -           417.5
   Prepayments and other current assets             74.0             39.2             1.0              -           114.2
                                                --------         --------        --------      ---------        --------

      Total current assets                         418.7            574.2             2.2              -           995.1
                                                --------         --------        --------      ---------        --------

Property and Equipment, net                        245.3            807.8             2.0              -         1,055.1
Goodwill                                           194.2            491.3               -              -           685.5
Intercompany Receivable                          2,210.0            105.6               -       (2,315.6)              -
Investment in Subsidiaries                             -                -         1,596.9       (1,596.9)              -
Other Assets                                       166.5            231.3             3.0              -           400.8
                                                --------         --------        --------      ---------        --------

                                                $3,234.7         $2,210.2        $1,604.1      $(3,912.5)       $3,136.5
                                                ========         ========        ========      =========        ========


                                                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
   Current maturities of long-term borrowings   $   33.0         $    0.4        $      -      $       -        $   33.4
   Accounts payable                                249.4             89.9            45.3              -           384.6
   Accrued expenses and other liabilities          334.8            192.2            17.3              -           544.3
                                                --------         --------        --------      ---------        --------

      Total current liabilities                    617.2            282.5            62.6              -           962.3
                                                --------         --------        --------      ---------        --------

Long-Term Borrowings                             1,756.1              7.5               -              -         1,763.6
Deferred Income Taxes and Other Noncurrent
   Liabilities                                      71.6             98.1            66.8              -           236.5
Intercompany Payable                               607.7            407.3         1,300.6       (2,315.6)              -
Common Stock Subject to Potential Repurchase
   Under Provisions of Shareholders' Agreement         -                -            20.0              -            20.0
Shareholders' Equity Excluding Common Stock
   Subject to Repurchase                           182.1          1,414.8           154.1       (1,596.9)          154.1
                                                --------         --------        --------      ---------        --------

                                                $3,234.7         $2,210.2        $1,604.1      $(3,912.5)       $3,136.5
                                                ========         ========        ========      =========        ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS
                               September 29, 2000
                                  (In Millions)

                                                                        ASSETS


                                                 ARAMARK
                                              Services, Inc.
                                                   and         Non-Guarantor      ARAMARK
                                              Subsidiaries     Subsidiaries     Corporation   Eliminations    Consolidated
                                              ------------     ------------     -----------   ------------    ------------
Current Assets:
   Cash and cash equivalents                    $   19.5         $    4.8        $    0.3      $       -        $   24.6
   Receivables                                     391.7            193.4             0.6              -           585.7
   Inventories, at lower of cost or market          83.4            333.0               -              -           416.4
   Prepayments and other current assets             25.9             44.6             1.7              -            72.2
                                                --------         --------        --------      ---------        --------

      Total current assets                         520.5            575.8             2.6              -         1,098.9
                                                --------         --------        --------      ---------        --------

Property and Equipment, net                        232.4            818.8             2.1              -         1,053.3
Goodwill                                           196.0            488.9               -              -           684.9
Intercompany Receivable                          2,186.4            105.6               -       (2,292.0)              -
Investment in Subsidiaries                             -                -         1,533.0       (1,533.0)              -
Other Assets                                       124.2            235.4             2.7              -           362.3
                                                --------         --------        --------      ---------        --------

                                                $3,259.5         $2,224.5        $1,540.4      $(3,825.0)       $3,199.4
                                                ========         ========        ========      =========        ========



                                                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
   Current maturities of long-term borrowings   $   57.7         $    2.0        $      -      $       -        $   59.7
   Accounts payable                                254.3            120.9            55.9              -           431.1
   Accrued expenses and other liabilities          343.1            221.4            11.5              -           576.0
                                                --------         --------        --------      ---------        --------

      Total current liabilities                    655.1            344.3            67.4              -         1,066.8
                                                --------         --------        --------      ---------        --------

Long-Term Borrowings                             1,776.8              0.9               -              -         1,777.7
Deferred Income Taxes and Other Noncurrent
   Liabilities                                      61.4             97.5            64.5              -           223.4
Intercompany Payable                               590.6            424.4         1,277.0       (2,292.0)              -
Common Stock Subject to Potential Repurchase
   Under Provisions of Shareholders' Agreement         -                -            20.0              -            20.0
Shareholders' Equity Excluding Common Stock
   Subject to Repurchase                           175.6          1,357.4           111.5       (1,533.0)          111.5
                                                --------         --------        --------      ---------        --------

                                                $3,259.5         $2,224.5        $1,540.4      $(3,825.0)       $3,199.4
                                                ========         ========        ========      =========        ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                    For the three months ended March 30, 2001
                                  (In Millions)



                                                 ARAMARK
                                              Services, Inc.
                                                   and         Non-Guarantor      ARAMARK
                                              Subsidiaries     Subsidiaries     Corporation   Eliminations    Consolidated
                                              ------------     ------------     -----------   ------------    ------------
Sales                                           $1,226.0         $  655.0        $      -      $       -        $1,881.0
Equity in Net Income of Subsidiaries                   -                -            23.8          (23.8)              -
Management Fee Income                                  -                -             7.5           (7.5)              -
                                                --------         --------        --------      ---------        --------
                                                 1,226.0            655.0            31.3          (31.3)        1,881.0

Costs and Expenses:
   Cost of services provided                     1,150.1            572.6               -           (5.8)        1,716.9
   Depreciation and amortization                    25.1             35.2               -            0.1            60.4
   Selling and general corporate expenses           11.9              6.9             5.8           (0.1)           24.5
                                                --------         --------        --------      ---------        --------

                                                 1,187.1            614.7             5.8           (5.8)        1,801.8
                                                --------         --------        --------      ---------        --------

      Operating Income                              38.9             40.3            25.5          (25.5)           79.2

Interest and other financing costs, net:
   Interest expense, net                            39.6              0.2             1.7              -            41.5
   Intercompany interest, net                       (5.2)             6.9               -           (1.7)              -
                                                --------         --------        --------      ---------        --------

Interest and other financing costs, net             34.4              7.1             1.7           (1.7)           41.5
                                                --------         --------        --------      ---------        --------

      Income before income taxes                     4.5             33.2            23.8          (23.8)           37.7

Provision for Income Taxes                           0.6             13.3               -              -            13.9
                                                --------         --------        --------      ---------        --------

      Net Income                                $    3.9         $   19.9        $   23.8      $   (23.8)       $   23.8
                                                ========         ========        ========      =========        ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                    For the three months ended March 31, 2000
                                  (In Millions)



                                                 ARAMARK
                                              Services, Inc.
                                                   and         Non-Guarantor      ARAMARK
                                              Subsidiaries     Subsidiaries     Corporation   Eliminations    Consolidated
                                              ------------     ------------     -----------   ------------    ------------
Sales                                           $1,161.7         $  584.7        $      -      $       -        $1,746.4
Equity in Net Income of Subsidiaries                   -                -            22.8          (22.8)              -
Management Fee Income                                  -                -             9.0           (9.0)              -
                                                --------         --------        --------      ---------        --------
                                                 1,161.7            584.7            31.8          (31.8)        1,746.4

Costs and Expenses:
   Cost of services provided                     1,095.7            508.7               -           (6.7)        1,597.7
   Depreciation and amortization                    22.2             30.4               -            0.1            52.7
   Selling and general corporate expenses            9.3              5.9             6.6            0.1            21.9
                                                --------         --------        --------      ---------        --------

                                                 1,127.2            545.0             6.6           (6.5)        1,672.3
                                                --------         --------        --------      ---------        --------

      Operating Income                              34.5             39.7            25.2          (25.3)           74.1

Interest and other financing costs, net:
   Interest expense, net                            34.3                -             2.4              -            36.7
   Intercompany interest, net                      (12.2)            14.6               -           (2.4)              -
                                                --------         --------        --------      ---------        --------

Interest and other financing costs, net             22.1             14.6             2.4           (2.4)           36.7
                                                --------         --------        --------      ---------        --------

      Income before income taxes                    12.4             25.1            22.8          (22.9)           37.4

Provision for Income Taxes                           4.6             10.0               -              -            14.6
                                                --------         --------        --------      ---------        --------

      Net Income                                $    7.8         $   15.1        $   22.8      $   (22.9)       $   22.8
                                                ========         ========        ========      =========        ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                     For the six months ended March 30, 2001
                                  (In Millions)



                                                 ARAMARK
                                              Services, Inc.
                                                   and         Non-Guarantor      ARAMARK
                                              Subsidiaries     Subsidiaries     Corporation   Eliminations    Consolidated
                                              ------------     ------------     -----------   ------------    ------------
Sales                                           $2,457.2         $1,371.1        $      -      $       -        $3,828.3
Equity in Net Income of Subsidiaries                   -                -            67.2          (67.2)              -
Management Fee Income                                  -                -            17.5          (17.5)              -
                                                --------         --------        --------      ---------        --------
                                                 2,457.2          1,371.1            84.7          (84.7)        3,828.3

Costs and Expenses:
   Cost of services provided                     2,299.3          1,184.4               -          (14.7)        3,469.0
   Depreciation and amortization                    48.4             70.4               -            0.2           119.0
   Selling and general corporate expenses           21.4             13.4            14.5              -            49.3
                                                --------         --------        --------      ---------        --------

                                                 2,369.1          1,268.2            14.5          (14.5)        3,637.3
                                                --------         --------        --------      ---------        --------

      Operating Income                              88.1            102.9            70.2          (70.2)          191.0

Interest and other financing costs, net:
   Interest expense, net                            78.9              0.2             3.0              -            82.1
   Intercompany interest, net                      (10.5)            13.5               -           (3.0)              -
                                                --------         --------        --------      ---------        --------

Interest and other financing costs, net             68.4             13.7             3.0           (3.0)           82.1
                                                --------         --------        --------      ---------        --------

      Income before income taxes                    19.7             89.2            67.2          (67.2)          108.9

Provision for Income Taxes                          10.5             31.2               -              -            41.7
                                                --------         --------        --------      ---------        --------

      Net Income                                $    9.2         $   58.0        $   67.2      $   (67.2)       $   67.2
                                                ========         ========        ========      =========        ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                     For the six months ended March 31, 2000
                                  (In Millions)



                                                 ARAMARK
                                              Services, Inc.
                                                   and         Non-Guarantor      ARAMARK
                                              Subsidiaries     Subsidiaries     Corporation   Eliminations    Consolidated
                                              ------------     ------------     -----------   ------------    ------------
Sales                                           $2,324.5         $1,189.5        $      -      $       -        $3,514.0
Equity in Net Income of Subsidiaries                   -                -            60.1          (60.1)              -
Management Fee Income                                  -                -            17.2          (17.2)              -
                                                --------         --------        --------      ---------        --------
                                                 2,324.5          1,189.5            77.3          (77.3)        3,514.0

Costs and Expenses:
   Cost of services provided                     2,188.8          1,020.1               -          (12.6)        3,196.3
   Depreciation and amortization                    43.4             60.9               -            0.1           104.4
   Selling and general corporate expenses           20.7             11.1            12.5              -            44.3
                                                --------         --------        --------      ---------        --------

                                                 2,252.9          1,092.1            12.5          (12.5)        3,345.0
                                                --------         --------        --------      ---------        --------

      Operating Income                              71.6             97.4            64.8          (64.8)          169.0

Interest and other financing costs, net:
   Interest expense, net                            65.6              0.2             4.7              -            70.5
   Intercompany interest, net                      (23.6)            28.3               -           (4.7)              -
                                                --------         --------        --------      ---------        --------

Interest and other financing costs, net             42.0             28.5             4.7           (4.7)           70.5
                                                --------         --------        --------      ---------        --------

      Income before income taxes                    29.6             68.9            60.1          (60.1)           98.5

Provision for Income Taxes                          11.2             27.2               -              -            38.4
                                                --------         --------        --------      ---------        --------

      Net Income                                $   18.4         $   41.7        $   60.1      $   (60.1)       $   60.1
                                                ========         ========        ========      =========        ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING
                            STATEMENTS OF CASH FLOWS
                     For the six months ended March 30, 2001
                                  (In Millions)



                                                 ARAMARK
                                              Services, Inc.
                                                   and         Non-Guarantor      ARAMARK
                                              Subsidiaries     Subsidiaries     Corporation   Eliminations    Consolidated
                                              ------------     ------------     -----------   ------------    ------------
Net cash provided by (used in) operating
   activities                                   $  171.2         $   63.7        $  (25.8)     $       -        $  209.1

Cash flows from investing activities:
   Purchases of property and equipment             (50.3)           (58.7)              -              -          (109.0)
   Disposals of property and equipment               2.5             13.2               -              -            15.7
   Sale of investments                                 -              8.2               -              -             8.2
   Acquisition of certain businesses               (35.5)           (12.6)              -              -           (48.1)
   Other investing activities                       (0.8)             6.2               -              -             5.4
                                                --------         --------        --------      ---------        --------

Net cash used in investing activities              (84.1)           (43.7)              -              -          (127.8)
                                                --------         --------        --------      ---------        --------

Cash flows from financing activities:
   Proceeds from additional long-term
      borrowings                                    25.2              6.6               -              -            31.8
   Payment of long-term borrowings                 (97.1)            (1.7)              -              -           (98.8)
   Proceeds from issuance of common stock              -                -            32.4              -            32.4
   Repurchase of stock                                 -                -           (41.1)             -           (41.1)
   Change in intercompany, net                     (17.5)           (17.1)           34.6              -               -
   Other financing activities                       (0.2)               -               -              -            (0.2)
                                                --------         --------        --------      ---------        --------

Net cash provided by (used in) financing
   activities                                      (89.6)           (12.2)          25.9              -            (75.9)
                                                --------         --------        --------      ---------        --------

Increase (decrease) in cash and cash
   equivalents                                      (2.5)             7.8             0.1              -             5.4

Cash and cash equivalents, beginning of period      19.5              4.8             0.3              -            24.6
                                                --------         --------        --------      ---------        --------

Cash and cash equivalents, end of period        $   17.0         $   12.6        $    0.4      $       -        $   30.0
                                                ========         ========        ========      =========        ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING
                            STATEMENTS OF CASH FLOWS
                     For the six months ended March 31, 2000
                                  (In Millions)



                                                 ARAMARK
                                              Services, Inc.
                                                   and         Non-Guarantor      ARAMARK
                                              Subsidiaries     Subsidiaries     Corporation   Eliminations    Consolidated
                                              ------------     ------------     -----------   ------------    ------------
Net cash provided by (used in) operating
   activities                                   $   78.5         $   53.5        $  (12.1)     $       -        $  119.9

Cash flows from investing activities:
   Purchases of property and equipment             (35.6)           (60.5)              -              -           (96.1)
   Disposals of property and equipment               2.0              5.7               -              -             7.7
   Acquisition of certain businesses                   -            (32.5)              -              -           (32.5)
   Other investing activities                      (11.2)           (18.8)              -              -           (30.0)
                                                --------         --------        --------      ---------        --------

Net cash used in investing activities              (44.8)          (106.1)              -              -          (150.9)
                                                --------         --------        --------      ---------        --------

Cash flows from financing activities:
   Proceeds from additional long-term
      borrowings                                   182.5                -               -              -           182.5
   Payment of long-term borrowings                 (81.8)            (0.6)              -              -           (82.4)
   Proceeds from issuance of common stock              -                -            31.9              -            31.9
   Repurchase of stock                                 -                -          (102.2)             -          (102.2)
   Change in intercompany, net                    (136.7)            54.2            82.5              -               -
                                                --------         --------        --------      ---------        --------

Net cash provided by (used in) financing
   activities                                      (36.0)            53.6            12.2              -            29.8
                                                --------         --------        --------      ---------        --------

Increase (decrease) in cash and cash
   equivalents                                      (2.3)             1.0             0.1              -            (1.2)

Cash and cash equivalents, beginning of period      20.3              7.2             0.2              -            27.7
                                                --------         --------        --------      ---------        --------

Cash and cash equivalents, end of period        $   18.0         $    8.2        $    0.3      $       -        $   26.5
                                                ========         ========        ========      =========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the business segment information included in Note 7 to the condensed consolidated financial statements.

Overview

Sales of $1.9 billion for the second quarter and $3.8 billion for the six-month period increased 8% and 9%, respectively, over the prior year periods. For both the three and six month periods, sales increases in the Food and Support Services, Uniform and Career Apparel - Rental and Educational Resources segments were partially offset by a decline in sales in the Uniform and Career Apparel - Direct Marketing segment. Excluding the impact of acquisitions, primarily in the Food and Support Services segments, and the unfavorable impact of foreign currency translation, sales for the three and six month periods increased 4% and 6% over the respective prior year periods. Operating income of $79.1 million for the second quarter and $191.0 million for the six-month period increased 7% and 13%, respectively, compared to prior year. Excluding the impact of acquisitions and foreign currency translation, operating income increased 6% and 12%, respectively, for the three and six month periods. Higher unemployment levels in the United States manufacturing and automotive sectors, along with increasing energy costs adversely impacted the Company's second quarter results. The operating margin for the six months increased to 5.0% from 4.8% due primarily to the leveraging of fixed costs in the Food and Support Services - United States segment. Interest and other financing costs, net for the three and six month periods increased 13% and 16%, respectively over the prior year due primarily to increased borrowing levels to fund acquisitions, stock repurchases and working capital requirements. In the current year, interest and other financing costs includes a loss on the sale of accounts receivable (approximately $1.2 million) and a gain from the sale of employee stock loans (approximately $1.5 million) as discussed in Note 10 to the condensed consolidated financial statements.

Segment Results

Sales - Food and Support Services - United States segment sales for the three and six months increased 9% and 11% over the prior year periods due to acquisitions (approximately 6% and 7%, respectively), net new accounts (approximately 2% and 1%, respectively) and increased volume (approximately 1% and 3%, respectively). Softness in employment levels in the manufacturing and automotive sectors slowed growth in the business services and vending markets, while sales growth was strong in the correctional and healthcare markets. Sales in the Food and Support Services - International segment increased 20% and 19% (excluding the unfavorable impact of foreign currency translation) for the three and six month periods due to net new accounts (approximately 11% and 10%, respectively), increased volume (approximately 3% and 5%, respectively) and the impact of the Campbell Bewley acquisition (approximately 6% and 4%, respectively), with double-digit organic growth in the United Kingdom and European markets. Sales in the Uniform and Career Apparel - Rental segment increased 3% and 4%, respectively for the three and six month periods due to increased volume (approximately 2% and 3%, respectively) and pricing (approximately 1% and 1%, respectively). Sales growth in this segment has also been impacted by softness in the manufacturing and automotive sectors. Uniform and Career Apparel - Direct Marketing segment sales decreased 6% and 1% for the three and six month periods due primarily to lower volume. The general softening of the economy and a decrease in business spending has adversely impacted fiscal 2001 sales. In fiscal 2000 sales to the safety equipment and accessories market were adversely impacted by the startup of a new distribution facility. Educational Resources segment sales increased 7% and 9% for the three and six month periods, respectively. Excluding the impact of the revenue accounting change (see note 7 to the condensed consolidated financial statements), sales increased 6% and 8%, compared to the prior year periods due primarily to new locations (approximately 8% and 8%, respectively) and pricing (approximately 4% and 5%, respectively), partially offset by lower enrollment at existing locations (approximately 6% and 5%, respectively).

Operating Income - Food and Support Services - United States segment operating income increased 19% and 29% for the three and six month periods. Excluding the impact of acquisitions, operating income increased 14% and 24% over the prior year periods due to the sales increases noted above and effective cost controls. Excluding the unfavorable impact of foreign currency translation and an asset sale gain in the prior year first quarter, Food and Support Services - International segment operating income for the three and six month periods increased 2% and 12%, respectively over the prior year due to the sales increases noted above, partially offset in the second quarter by increased infrastructure and acquisition integration costs in the UK and increased meat costs in Germany due to the BSE and foot and mouth disease outbreaks in Europe. Uniform and Career Apparel - Rental segment operating income increased 6% and 4% over the prior year for the three and six month periods, respectively, due to the sales increases noted above and the absence of garment manufacturing start up costs incurred in the prior year, partially offset by increased fuel, energy and other operating costs. Operating income in the Uniform and Career Apparel - Direct Marketing segment for the second quarter decreased 9% compared to the prior year due to decreased volume as noted above. For the six month period, operating income increased 40% over the prior year as operating results in this segment were adversely impacted in the prior year first quarter by start up costs related to a new distribution facility. Educational Resources segment operating income for the three and six month periods decreased 13% and 16%, respectively from the prior year periods. Excluding the impact of the revenue accounting change noted above, operating income for the three and six month periods decreased 19% and 23%, respectively from the prior year. Operating results continue to be adversely affected by reduced enrollment at mature centers and continuing high labor and employee medical costs. It is anticipated that reduced enrollment at mature centers may continue to adversely affect results in this segment during the remainder of fiscal 2001.


FINANCIAL CONDITION AND LIQUIDITY - Reference to the condensed consolidated statement of cash flows on page 4 will facilitate understanding of the discussion that follows.

Cash provided by operating activities for the six month period was $209 million in fiscal 2001 and $120 million in fiscal 2000. Excluding proceeds from the accounts receivable sale transaction (see Note 10), cash provided by operating activities for fiscal 2001 was $48 million, reflecting growth in accounts receivable due to increased sales and reduced current liabilities related to the timing of certain payments such as taxes, commissions and stock repurchase obligations. Debt decreased by $40 million during the six months ended March 30, 2001, primarily due to the accounts receivable sale transaction noted above, partially offset by the impact of capital expenditures and the assumption of $21 million of indebtedness in connection with the Campbell Bewley transaction (see
Note 8).

During the first six months of fiscal 2001, the Company repurchased $64 million of its Class B Common Stock, issuing $29 million in installment notes as partial consideration. Additionally, the Company received approximately $32 million (including proceeds from the sale of deferred payment obligations discussed in Note 10) related to the issuance of Class B Common Stock through the exercise of installment stock purchase opportunities. The Company has generally exercised its option to repurchase Common Stock when shares have become available. The amount of such repurchases and other liquidity needs, including those related to employee benefit plans, in the near term will likely approximate or exceed the fiscal 2000 level.

During the fiscal 2001 second quarter, the Company reduced the borrowing capacity under the Educational Resources credit facility from $125 million to $25 million and the Canadian credit facility from C$80 million to C$70 million, and established a $200 million accounts receivable sale facility (see Note 10). Currently, the Company has approximately $450 million of unused committed credit availability under its credit facilities. Additionally, the Company has shelf registration statements on file with the Securities and Exchange Commission for the issuance of up to $500 million of debt securities. The Company currently expects to continue to fund acquisitions, capital expenditures and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment and borrowings available under its credit facilities or note issuances.

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


Item 1:        Not Applicable.

Item 2:        Not Applicable.

Item 3:        Not Applicable.

Item 4:        Submission of Matters to a Vote of Security Holders

               (a) The Annual Meeting of Stockholders was held on February 8, 2001.

               (b)  Not Applicable.

               (c) (1) There were 51,618,603 affirmative votes and 70,695 votes withheld or abstained with respect to the uncontested election of directors.

                   (2) There were 51,606,296 affirmative votes and 83,002 votes withheld or abstained with respect to the approval of the 2001 Stock Ownership Plan.

               (d) Not Applicable.

Item 5:        Not Applicable.

Item 6:        Exhibits

               (a)  Not Applicable.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ARAMARK CORPORATION




May 14, 2001                             /s/John M. Lafferty
                                         ---------------------------------
                                         John M. Lafferty
                                         Senior Vice President, Controller
                                         and Chief Accounting Officer