Form 10-Q
period 2001-06-29
ARAMARK CORP
filed 2001-08-13
CIK 757523

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 29, 2001       Commission file number 1-8827
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

                           Yes     X         No
                               ---------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Class A common stock outstanding at July 27, 2001:            2,385,438
Class B common stock outstanding at July 27, 2001:           59,731,078
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)

                                                       ASSETS

                                                                                June 29,          September 29,
                                                                                  2001                 2000
                                                                              -----------         -------------
Current Assets:
       Cash and cash equivalents                                              $    29,320          $     24,592
       Receivables                                                                435,438               585,630
       Inventories, at lower of cost or market                                    412,852               416,413
       Prepayments and other current assets                                       106,244                72,230
                                                                              -----------          ------------

              Total current assets                                                983,854             1,098,865
                                                                              -----------          ------------

Property and Equipment, net                                                     1,070,003             1,053,243
Goodwill                                                                          711,286               684,940
Other Assets                                                                      367,945               362,335
                                                                              -----------          ------------

                                                                              $ 3,133,088          $  3,199,383
                                                                              ===========          ============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Current maturities of long-term borrowings                             $    39,003          $     59,736
       Accounts payable                                                           367,149               431,123
       Accrued expenses and other liabilities                                     585,513               576,001
                                                                              -----------          ------------

              Total current liabilities                                           991,665             1,066,860
                                                                              -----------          ------------

Long-Term Borrowings                                                            1,713,222             1,777,660
Deferred Income Taxes and Other Noncurrent Liabilities                            225,433               223,367
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                                           20,000                20,000

Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
       Class A common stock, par value $.01                                            24                    24
       Class B common stock, par value $.01                                           597                   598
       Earnings retained for use in the business                                  222,928               149,771
       Accumulated other comprehensive income (loss)                              (20,781)              (18,897)
       Impact of potential repurchase feature of
         common stock                                                             (20,000)              (20,000)
                                                                              -----------          ------------

                                                                                  182,768               111,496
                                                                              -----------          ------------

                                                                              $ 3,133,088          $  3,199,383
                                                                              ===========          ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                       For the Three Months Ended              For the Nine Months Ended
                                                      -----------------------------          ------------------------------
                                                       June 29,           June 30,            June 29,            June 30,
                                                         2001               2000                2001                2000
                                                      -----------        ----------          ----------          ----------
         Sales                                        $1,980,854         $1,835,543          $5,809,165          $5,349,538
                                                      ----------         ----------          ----------          ----------
         Costs and Expenses:
                Cost of services provided              1,777,069          1,651,739           5,246,036           4,847,957
                Depreciation and amortization             60,459             54,934             179,519             159,335
                Selling and general corporate
                  expenses                                27,722             20,910              76,998              65,269
                                                      ----------         ----------          ----------          ----------
                                                       1,865,250          1,727,583           5,502,553           5,072,561
                                                      ----------         ----------          ----------          ----------

                Operating income                         115,604            107,960             306,612             276,977

         Interest and other financing costs, net          37,631             37,708             119,733             108,226
                                                      ----------         ----------          ----------          ----------

                Income before income taxes                77,973             70,252             186,879             168,751

         Provision for Income Taxes                       29,922             26,889              71,638              65,302
                                                      ----------         ----------          ----------          ----------

                Net income                            $   48,051         $   43,363          $  115,241          $  103,449
                                                      ==========         ==========          ==========          ==========

         Earnings Per Share:
                Basic                                       $.56               $.49               $1.34               $1.15
                Diluted                                     $.53               $.46               $1.27               $1.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)


                                                                                     For the Nine Months Ended
                                                                                    ----------------------------
                                                                                     June 29,          June 30,
                                                                                       2001              2000
                                                                                    ---------          ---------
Cash flows from operating activities:
     Net income                                                                     $ 115,241          $ 103,449
     Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                                              179,519            159,335
           Income taxes deferred                                                        3,790              2,807
     Changes in noncash working capital                                              (127,214)           (11,388)
     Net proceeds from sale of receivables                                            159,767            -
     Other operating activities                                                       (11,313)           (16,356)
                                                                                    ---------          ---------

Net cash provided by operating activities                                             319,790            237,847
                                                                                    ---------          ---------

Cash flows from investing activities:
     Purchases of property and equipment                                             (169,987)          (158,912)
     Disposals of property and equipment                                               20,452             11,427
     Sale of investments                                                                8,240                  -
     Acquisition of certain businesses                                                (46,654)          (245,782)
     Other investing activities                                                         6,795            (49,450)
                                                                                    ---------          ---------

Net cash used in investing activities                                                (181,154)          (442,717)
                                                                                    ---------          ---------

Cash flows from financing activities:
     Proceeds from additional long-term borrowings                                     39,404            399,465
     Payment of long-term borrowings                                                 (150,668)           (80,435)
     Proceeds from issuance of common stock                                            32,412             32,243
     Repurchase of stock                                                              (54,622)          (134,784)
     Other financing activities                                                          (434)              (262)
                                                                                    ---------          ---------

Net cash provided by (used in) financing activities                                  (133,908)           216,227
                                                                                    ---------          ---------

Increase in cash and cash equivalents                                                   4,728             11,357

Cash and cash equivalents, beginning of period                                         24,592             27,690
                                                                                    ---------          ---------
Cash and cash equivalents, end of period                                            $  29,320          $  39,047
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

(2)   CAPITAL STOCK:

      During the first nine months of fiscal 2001, pursuant to the ARAMARK Ownership Program, employees purchased 4,527,256 shares of Class B Common Stock for total consideration of $36.2 million consisting of $32.4 million in cash plus $3.8 million of deferred payment obligations.

(3)   SUPPLEMENTAL CASH FLOW INFORMATION:

      The Company made interest payments of $114.6 million and $95.6 million and income tax payments of $69.6 million and $44.2 million during the first nine months of fiscal 2001 and 2000, respectively. During the first nine months of fiscal 2001, the Company purchased $6.2 million of its Class A Common Stock and $84.0 million of its Class B Common Stock, issuing $35.6 million in installment notes as partial consideration.

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

                                                        Three Months Ended                  Nine Months Ended
                                                     ------------------------          ---------------------------
                                                     June 29,        June 30,          June 29,           June 30,
                                                       2001            2000              2001               2000
                                                     -------         -------           --------           --------
                                                                   (in thousands, except per share data)
Earnings:
     Net income                                      $48,051         $43,363           $115,241           $103,449
                                                     =======         =======           ========           ========

Shares:
     Weighted average number of common
        shares outstanding used in basic
        earnings per share calculation                85,905          88,245             85,898             90,292

     Impact of potential exercise opportunities
       under the ARAMARK Ownership Plan                4,369           5,113              4,831              5,938
                                                     -------         -------           --------           --------
     Total common shares used in diluted
        earnings per share calculation                90,274          93,358             90,729             96,230
                                                     =======         =======           ========           ========

     Basic earnings per common share                    $.56            $.49              $1.34              $1.15
                                                        ====            ====              =====              =====

     Diluted earnings per common share                  $.53            $.46              $1.27              $1.08
                                                        ====            ====              =====              =====

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)   COMPREHENSIVE INCOME:

      Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income", comprehensive income includes all changes in shareholders' equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $49.5 million and $113.4 million for the three and nine months ended June 29, 2001, respectively; and $39.7 million and $99.8 million for the three and nine months ended June 30, 2000, respectively.

(6)   ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

      The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -an amendment of FASB Statement No. 133", on September 30, 2000. SFAS No. 133 requires the transition adjustment resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative transition adjustment to decrease Other Comprehensive Income by approximately $2.5 million (net of tax), to recognize the fair value of its derivative instruments as of the date of adoption.

      The Company utilizes derivative financial instruments, such as interest rate swaps and forward exchange contract agreements to manage changes in market conditions related to debt obligations and foreign currency exposures. As of June 29, 2001, the Company has $250 million of interest rate swap agreements fixing the rate on a like amount of variable rate borrowings.

      The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the first nine months of fiscal 2001, unrealized net losses of approximately $4.9 million (net of tax) related to interest rate swaps were recorded in Other Comprehensive Income, including the approximately $2.5 million cumulative transition adjustment as of September 30, 2000. As of June 29, 2001, approximately $4.9 million of net unrealized losses related to interest rate swaps was included in Accumulated Other Comprehensive Income, approximately $3.9 million of which is expected to be reclassified into earnings during the next twelve months. The hedge ineffectiveness for existing derivative instruments for the first nine months of fiscal 2001 was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)   SEGMENT INFORMATION:

      Sales and operating income by segment are as follows:

                                                                    Three Months Ended                Nine Months Ended
                                                               ---------------------------        --------------------------
                                                                June 29,        June 30,           June 29,        June 30,
                            Sales                                 2001            2000               2001            2000
      --------------------------------------------             ----------       ----------        ----------      ----------
                                                                                      (in thousands)
      Food and Support Services - United States                $1,230,394       $1,119,841        $3,533,848      $3,187,588
      Food and Support Services - International                   277,070          245,149           831,249         756,476
      Uniform and Career Apparel - Rental                         249,077          245,611           748,003         725,050
      Uniform and Career Apparel - Direct Marketing               101,585          108,165           341,268         350,353
      Educational Resources                                       122,728          116,777           354,797         330,071
                                                               ----------       ----------        ----------      ----------
                                                               $1,980,854       $1,835,543        $5,809,165      $5,349,538
                                                               ==========       ==========        ==========      ==========

                                                                    Three Months Ended                Nine Months Ended
                                                               ---------------------------        --------------------------
                                                                June 29,        June 30,           June 29,        June 30,
                    Operating Income                              2001            2000               2001            2000
      --------------------------------------------             ----------       ----------        ----------      ----------
                                                                                      (in thousands)
      Food and Support Services - United States                 $  68,183       $   62,086        $  165,503      $  138,362
      Food and Support Services - International                     8,562            8,162            29,038          32,203
      Uniform and Career Apparel - Rental                          30,276           29,852            88,015          85,160
      Uniform and Career Apparel - Direct Marketing                 3,155            1,568            13,731           9,063
      Educational Resources                                        10,427           10,542            26,326          29,146
                                                               ----------       ----------        ----------      ----------
                                                                  120,603          112,210           322,613         293,934
      Corporate and Other                                          (4,999)          (4,250)          (16,001)        (16,957)
                                                               ----------       ----------        ----------      ----------
         Operating Income                                         115,604          107,960           306,612         276,977
      Interest                                                    (37,631)         (37,708)         (119,733)       (108,226)
                                                               ----------       ----------        ----------      ----------
         Income Before Income Taxes                            $   77,973       $   70,252        $  186,879      $  168,751
                                                               ==========       ==========        ==========      ==========

      Included in "Corporate and Other" during the first nine months of fiscal 2001 is a gain of $6.6 million resulting from the redemption of preferred stock by an entity which the Company divested in fiscal 1997. Also included in "Corporate and Other" in fiscal 2001 are charges related to certain litigation pertaining to a previously divested entity ($1.5 million), merger and acquisition related costs ($0.5 million), and the immaterial cumulative effect ($2.6 million) of a change by the Educational Resources business in accounting for non-refundable registration fees pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 101.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)   NEW ACCOUNTING PRONOUNCEMENTS:

      On June 30, 2001, the FASB finalized SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, rather it will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company is required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2003. However, goodwill and other intangible assets acquired after June 30, 2001, are subject immediately to the nonamortization and amortization provisions of this statement.

      The Company is currently evaluating the impact of SFAS No. 142. Goodwill amortization (pre-tax) was $18.8 million and $16.3 million for the first nine months of fiscal 2001 and 2000, respectively.


(10)  FINANCING ACTIVITIES:

      During the second quarter, the Company entered into an agreement (the "Receivables Facility") with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC a wholly-owned, special purpose, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interests sold. The agreement expires in March 2004. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140. At June 29, 2001, $160 million of accounts receivable were sold and removed from the condensed consolidated balance sheet. The loss on the sale of receivables in fiscal 2001 was $3.5 million and is included in "Interest and other financing costs, net."

      On March 30, 2001, the Company sold for cash, without recourse, approximately $24 million of notes receivable which resulted from sales of stock pursuant to the Company's stock ownership program. The sales price of $25.9 million resulted in a gain of approximately $1.5 million (net of transaction costs), which is included in "Interest and other financing costs, net."

      The proceeds from the accounts receivable sales and the sale of notes receivable were used to repay borrowings under the credit facility.

      During the second quarter, ARAMARK Educational Resources, Inc. reduced its credit facility from $125 million to $25 million. The credit facility matures in August 2003. As of March 30, 2001, there were no borrowings under this facility. Additionally, the Company entered into a C$70 million Canadian revolving credit facility, which replaced its existing C$80 million Canadian credit facility. The new Canadian credit facility currently matures in March 2002 and contains options to extend the maturity date.

(11)  SUBSEQUENT EVENT:

      On July 17, 2001, a subsidiary of ARAMARK filed Form S-1 and S-4 registration statements with the Securities and Exchange Commission to begin the process of becoming a publicly-traded company. The Company expects to merge with this subsidiary just prior to the completion of the public offering under the terms of a Merger Agreement. In the merger, ARAMARK will merge with and into its newly formed subsidiary, ARAMARK Worldwide Corporation, and each outstanding ARAMARK old Class B and old Class A common share will become two shares and twenty shares, respectively, of the surviving corporation's Class A common stock. ARAMARK Worldwide Corporation's name will become ARAMARK Corporation, and the surviving corporation will succeed to all of the assets, liabilities, rights and obligations of ARAMARK.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND
      SUBSIDIARIES:

      The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

      These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $1.8 billion as of June 29, 2001. The other subsidiaries, which are not subsidiaries of ARAMARK Services, Inc., do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS
                                  June 29, 2001
                                  (In Millions)

                                     ASSETS

                                                         ARAMARK
                                                      Services, Inc.
                                                           and            Other        ARAMARK
                                                      Subsidiaries    Subsidiaries   Corporation    Eliminations    Consolidated
                                                      --------------  ------------   -----------    ------------    ------------
Current Assets:
      Cash and cash equivalents                        $    17.3      $     11.6      $      0.4      $       -      $      29.3
      Receivables                                          242.0           192.5             0.9              -            435.4
      Inventories, at lower of cost or market               82.0           330.9               -              -            412.9
      Prepayments and other current assets                  54.1            36.8            15.4              -            106.3
                                                       ---------      ----------      ----------      ---------      -----------

                    Total current assets                   395.4           571.8            16.7              -            983.9
                                                       ---------      ----------      ----------      ---------      -----------

Property and Equipment, net                                251.0           817.0             2.0              -          1,070.0
Goodwill                                                   209.9           501.4               -              -            711.3
Intercompany Receivable                                  2,260.1           105.6               -       (2,365.7)               -
Investment in Subsidiaries                                     -               -         1,646.4       (1,646.4)               -
Other Assets                                               146.6           217.9             3.4              -            367.9
                                                       ---------      ----------      ----------      ---------      -----------

                                                       $ 3,263.0      $  2,213.7      $  1,668.5      $(4,012.1)     $   3,133.1
                                                       =========      ==========      ==========      =========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Current maturities of long-term borrowings       $    38.6      $      0.4      $        -      $       -      $      39.0
      Accounts payable                                     235.9            84.6            46.7              -            367.2
      Accrued expenses and other liabilities               324.2           246.1            15.3              -            585.6
                                                       ---------      ----------      ----------      ---------      -----------

                    Total current liabilities              598.7           331.1            62.0              -            991.8
                                                       ---------      ----------      ----------      ---------      -----------

Long-Term Borrowings                                     1,706.3             6.9               -              -          1,713.2
Deferred Income Taxes and Other Noncurrent
  Liabilities                                               71.7           100.5            53.2              -            225.4
Intercompany Payable                                       702.3           312.8         1,350.6       (2,365.7)               -
Common Stock Subject to Potential Repurchase
  Under Provisions of Shareholders' Agreement                  -               -            20.0              -             20.0
Shareholders' Equity Excluding Common Stock
  Subject to Repurchase                                    184.0         1,462.4           182.7       (1,646.4)           182.7
                                                       ---------      ----------      ----------      ---------      -----------

                                                       $ 3,263.0      $  2,213.7      $  1,668.5      $(4,012.1)     $   3,133.1
                                                       =========      ==========      ==========      =========      ===========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

   ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEETS
                               September 29, 2000
                                  (In Millions)

                                     ASSETS

                                                         ARAMARK
                                                      Services, Inc.
                                                           and            Other        ARAMARK
                                                      Subsidiaries    Subsidiaries   Corporation    Eliminations    Consolidated
                                                      --------------  ------------   -----------    ------------    ------------
Current Assets:
      Cash and cash equivalents                        $    19.5      $      4.8      $      0.3      $       -      $      24.6
      Receivables                                          391.7           193.4             0.6              -            585.7
      Inventories, at lower of cost or market               83.4           333.0               -              -            416.4
      Prepayments and other current assets                  25.9            44.6             1.7              -             72.2
                                                       ---------      ----------      ----------      ---------      -----------

                    Total current assets                   520.5           575.8             2.6              -          1,098.9
                                                       ---------      ----------      ----------      ---------      -----------

Property and Equipment, net                                232.4           818.8             2.1              -          1,053.3
Goodwill                                                   196.0           488.9               -              -            684.9
Intercompany Receivable                                  2,186.4           105.6               -       (2,292.0)               -
Investment in Subsidiaries                                     -               -         1,533.0       (1,533.0)               -
Other Assets                                               124.2           235.4             2.7              -            362.3
                                                       ---------      ----------      ----------      ---------      -----------

                                                       $ 3,259.5      $  2,224.5      $  1,540.4      $(3,825.0)     $   3,199.4
                                                       =========      ==========      ==========      =========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Current maturities of long-term borrowings       $    57.7      $      2.0      $        -      $       -      $      59.7
      Accounts payable                                     254.3           120.9            55.9              -            431.1
      Accrued expenses and other liabilities               343.1           221.4            11.5              -            576.0
                                                       ---------      ----------      ----------      ---------      -----------

                    Total current liabilities              655.1           344.3            67.4              -          1,066.8
                                                       ---------      ----------      ----------      ---------      -----------

Long-Term Borrowings                                     1,776.8             0.9               -              -          1,777.7
Deferred Income Taxes and Other Noncurrent
  Liabilities                                               61.4            97.5            64.5              -            223.4
Intercompany Payable                                       590.6           424.4         1,277.0       (2,292.0)               -
Common Stock Subject to Potential Repurchase
  Under Provisions of Shareholders' Agreement                  -               -            20.0              -             20.0
Shareholders' Equity Excluding Common Stock
  Subject to Repurchase                                    175.6         1,357.4           111.5       (1,533.0)           111.5
                                                       ---------      ----------      ----------      ---------      -----------

                                                       $ 3,259.5      $  2,224.5      $  1,540.4      $(3,825.0)     $   3,199.4
                                                       =========      ==========      ==========      =========      ===========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                    For the three months ended June 29, 2001
                                  (In Millions)

                                                ARAMARK
                                             Services, Inc.
                                                  and             Other           ARAMARK
                                              Subsidiaries     Subsidiaries     Corporation   Eliminations     Consolidated
                                             --------------    ------------    ------------   ------------     ------------
Sales                                          $1,176.2          $  804.7      $        -      $       -         $1,980.9
Equity in Net Income of Subsidiaries                  -                 -            48.0          (48.0)               -
Management Fee Income                                 -                 -             7.1           (7.1)               -
                                               --------          --------      ----------      ---------         --------
                                                1,176.2             804.7            55.1          (55.1)         1,980.9

Costs and Expenses:
      Cost of services provided                 1,109.4             673.3               -           (5.6)         1,777.1
      Depreciation and amortization                24.6              35.8               -            0.1             60.5
      Selling and general corporate expenses       15.6               6.6             5.5              -             27.7
                                               --------          --------      ----------      ---------         --------

                                                1,149.6             715.7             5.5           (5.5)         1,865.3
                                               --------          --------      ----------      ---------         --------

                    Operating Income               26.6              89.0            49.6          (49.6)           115.6

Interest and other financing costs, net:
      Interest expense, net                        36.3              (0.2)            1.5              -             37.6
      Intercompany interest, net                  (10.5)             12.0               -           (1.5)               -
                                               --------          --------      ----------      ---------         --------

Interest and other financing costs, net            25.8              11.8             1.5           (1.5)            37.6
                                               --------          --------      ----------      ---------         --------

                    Income before income taxes      0.8              77.2            48.1          (48.1)            78.0

Provision for Income Taxes                         (0.2)             30.1               -              -             29.9
                                               --------          --------      ----------      ---------         --------

                    Net Income                 $    1.0          $   47.1      $     48.1      $   (48.1)        $   48.1
                                               ========          ========      ==========      =========         ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                    For the three months ended June 30, 2000
                                  (In Millions)


                                                ARAMARK
                                             Services, Inc.
                                                  and             Other           ARAMARK
                                              Subsidiaries     Subsidiaries     Corporation   Eliminations     Consolidated
                                             --------------    ------------    ------------   ------------     ------------
Sales                                          $1,094.5          $  741.0      $        -      $       -         $1,835.5
Equity in Net Income of Subsidiaries                  -                 -            43.4          (43.4)               -
Management Fee Income                                 -                 -             7.3           (7.3)               -
                                               --------          --------      ----------      ---------         --------
                                                1,094.5             741.0            50.7          (50.7)         1,835.5

Costs and Expenses:
      Cost of services provided                 1,037.9             619.1               -           (5.3)         1,651.7
      Depreciation and amortization                22.7              32.1               -            0.1             54.9
      Selling and general corporate expenses        9.5               6.2             5.2              -             20.9
                                               --------          --------      ----------      ---------         --------

                                                1,070.1             657.4             5.2           (5.2)         1,727.5
                                               --------          --------      ----------      ---------         --------

                    Operating Income               24.4              83.6            45.5          (45.5)           108.0

Interest and other financing costs, net:
      Interest expense, net                        35.6                 -             2.1              -             37.7
      Intercompany interest, net                  (16.0)             18.1               -           (2.1)               -
                                               --------          --------      ----------      ---------         --------

Interest and other financing costs, net            19.6              18.1             2.1           (2.1)            37.7
                                               --------          --------      ----------      ---------         --------

                    Income before income taxes      4.8              65.5            43.4          (43.4)            70.3

Provision for Income Taxes                          2.0              24.9               -              -             26.9
                                               --------          --------      ----------      ---------         --------

                    Net Income                 $    2.8          $   40.6      $     43.4      $   (43.4)        $   43.4
                                               ========          ========      ==========      =========         ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                     For the nine months ended June 29, 2001
                                  (In Millions)


                                                ARAMARK
                                             Services, Inc.
                                                  and             Other           ARAMARK
                                              Subsidiaries     Subsidiaries     Corporation   Eliminations     Consolidated
                                             --------------    ------------    ------------   ------------     ------------
Sales                                          $3,633.4          $2,175.8      $        -      $       -         $5,809.2
Equity in Net Income of Subsidiaries                  -                 -           115.3         (115.3)               -
Management Fee Income                                 -                 -            24.6          (24.6)               -
                                               --------          --------      ----------      ---------         --------
                                                3,633.4           2,175.8           139.9         (139.9)         5,809.2

Costs and Expenses:
      Cost of services provided                 3,408.7           1,857.7               -          (20.3)         5,246.1
      Depreciation and amortization                73.0             106.2               -            0.3            179.5
      Selling and general corporate expenses       37.0              20.0            20.1           (0.1)            77.0
                                               --------          --------      ----------      ---------         --------

                                                3,518.7           1,983.9            20.1          (20.1)         5,502.6
                                               --------          --------      ----------      ---------         --------

                    Operating Income              114.7             191.9           119.8         (119.8)           306.6

Interest and other financing costs, net:
      Interest expense, net                       115.2                 -             4.5              -            119.7
      Intercompany interest, net                  (21.0)             25.5               -           (4.5)               -
                                               --------          --------      ----------      ---------         --------

Interest and other financing costs, net            94.2              25.5             4.5           (4.5)           119.7
                                               --------          --------      ----------      ---------         --------

                    Income before income taxes     20.5             166.4           115.3         (115.3)           186.9

Provision for Income Taxes                         10.3              61.3               -              -             71.6
                                               --------          --------      ----------      ---------         --------

                    Net Income                 $   10.2          $  105.1      $    115.3      $  (115.3)        $  115.3
                                               ========          ========      ==========      =========         ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING
                              STATEMENTS OF INCOME
                     For the nine months ended June 30, 2000
                                  (In Millions)


                                                ARAMARK
                                             Services, Inc.
                                                  and             Other           ARAMARK
                                              Subsidiaries     Subsidiaries     Corporation   Eliminations     Consolidated
                                             --------------    ------------    ------------   ------------     ------------
Sales                                          $3,419.0          $1,930.5      $        -      $       -         $5,349.5
Equity in Net Income of Subsidiaries                  -                 -           103.5         (103.5)               -
Management Fee Income                                 -                 -            24.5          (24.5)               -
                                               --------          --------      ----------      ---------         --------
                                                3,419.0           1,930.5           128.0         (128.0)         5,349.5

Costs and Expenses:
      Cost of services provided                 3,226.6           1,639.2               -          (17.9)         4,847.9
      Depreciation and amortization                66.1              93.0               -            0.2            159.3
      Selling and general corporate expenses       30.2              17.4            17.7              -             65.3
                                               --------          --------      ----------      ---------         --------

                                                3,322.9           1,749.6            17.7          (17.7)         5,072.5
                                               --------          --------      ----------      ---------         --------

                    Operating Income               96.1             180.9           110.3         (110.3)           277.0

Interest and other financing costs, net:
      Interest expense, net                       101.1               0.3             6.8              -            108.2
      Intercompany interest, net                  (39.5)             46.3               -           (6.8)               -
                                               --------          --------      ----------      ---------         --------

Interest and other financing costs, net            61.6              46.6             6.8           (6.8)           108.2
                                               --------          --------      ----------      ---------         --------

                    Income before income taxes     34.5             134.3           103.5         (103.5)           168.8

Provision for Income Taxes                         13.1              52.2               -              -             65.3
                                               --------          --------      ----------      ---------         --------

                    Net Income                 $   21.4          $   82.1      $    103.5      $  (103.5)        $  103.5
                                               ========          ========      ==========      =========         ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING
                            STATEMENTS OF CASH FLOWS
                     For the nine months ended June 29, 2001
                                  (In Millions)


                                                ARAMARK
                                             Services, Inc.
                                                  and             Other           ARAMARK
                                              Subsidiaries     Subsidiaries     Corporation   Eliminations     Consolidated
                                             --------------    ------------    ------------   ------------     ------------
Net cash provided by (used in)
  operating activities                          $ 188.5           $ 193.2         $ (61.9)      $      -           $ 319.8

Cash flows from investing activities:
    Purchases of property and equipment           (72.2)            (97.8)              -              -            (170.0)
    Disposals of property and equipment             4.3              16.2               -              -              20.5
    Sale of investments                               -               8.2               -              -               8.2
    Acquisition of certain businesses             (33.7)            (13.0)              -              -             (46.7)
    Other investing activities                     (0.3)              7.4            (0.3)             -               6.8
                                                -------           -------         -------       --------           -------

Net cash used in investing activities            (101.9)            (79.0)           (0.3)             -            (181.2)
                                                -------           -------         -------       --------           -------

Cash flows from financing activities:
    Proceeds from additional long-term
      borrowings                                   32.8               6.6               -              -              39.4
    Payment of long-term borrowings              (148.4)             (2.3)              -              -            (150.7)
    Proceeds from issuance of common stock            -                 -            32.4              -              32.4
    Repurchase of stock                               -                 -           (54.6)             -             (54.6)
    Change in intercompany, net                    27.2            (111.7)           84.5              -                 -
    Other financing activities                     (0.4)                -               -              -              (0.4)
                                                -------           -------         -------       --------           -------

Net cash provided by (used in) financing
  activities                                      (88.8)           (107.4)           62.3              -            (133.9)
                                                -------           -------         -------       --------           -------

Increase (decrease) in cash and cash
  equivalents                                      (2.2)              6.8             0.1              -               4.7
Cash and cash equivalents, beginning
  of period                                        19.5               4.8             0.3              -              24.6
                                                -------           -------         -------       --------           -------

Cash and cash equivalents, end of period        $  17.3           $  11.6         $   0.4       $      -           $  29.3
                                                =======           =======         =======       ========           =======


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATING
                            STATEMENTS OF CASH FLOWS
                     For the nine months ended June 30, 2000
                                  (In Millions)

                                                ARAMARK
                                             Services, Inc.
                                                  and             Other           ARAMARK
                                              Subsidiaries     Subsidiaries     Corporation   Eliminations     Consolidated
                                             --------------    ------------    ------------   ------------     ------------
Net cash provided by (used in)
  operating activities                          $  76.3           $ 188.1         $ (26.5)      $      -           $ 237.9

Cash flows from investing activities:
    Purchases of property and equipment           (56.3)           (102.6)              -              -            (158.9)
    Disposals of property and equipment             4.5               6.9               -              -              11.4
    Acquisition of certain businesses                 -            (245.8)              -              -            (245.8)
    Other investing activities                    (32.9)            (16.3)           (0.3)             -             (49.5)
                                                -------           -------         -------       --------           -------

Net cash used in investing activities             (84.7)           (357.8)           (0.3)             -            (442.8)
                                                -------           -------         -------       --------           -------

Cash flows from financing activities:
    Proceeds from additional long-term
      borrowings                                  399.5                 -               -              -             399.5
    Payment of long-term borrowings               (77.3)             (3.1)              -              -             (80.4)
    Repurchase of stock                               -                 -          (134.8)             -            (134.8)
    Proceeds from issuance of common stock            -                 -            32.2              -              32.2
    Change in intercompany, net                  (309.5)            180.0           129.5              -                 -
    Other financing activities                        -              (0.3)              -              -              (0.3)
                                                -------           -------         -------       --------           -------

Net cash provided by (used in) financing
  activities                                       12.7             176.6            26.9              -             216.2
                                                -------           -------         -------       --------           -------

Increase (decrease) in cash and cash
  equivalents                                       4.3               6.9             0.1              -              11.3
Cash and cash equivalents, beginning
  of period                                        20.3               7.2             0.2              -              27.7
                                                -------           -------         -------       --------           -------

Cash and cash equivalents, end of period        $  24.6           $  14.1         $   0.3       $      -           $  39.0
                                                =======           =======         =======       ========           =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

The following tables present our sales and operating income, and related percentages, attributable to each operating segment for the three and nine-month periods ended June 29, 2001 and June 30, 2000.

                                                           Three Months Ended                    Nine Months Ended
                                                   --------------------------------      ---------------------------------
                                                    June 30, 2000    June 29, 2001        June 30, 2000     June 29, 2001
                                                   ---------------  ---------------      ---------------   ---------------
                     Sales                             $       %        $       %            $       %         $       %
---------------------------------------------      --------  -----  --------  -----      --------  -----   --------  -----
                                                                          (dollars in millions)
Food & Support Services - United States            $1,119.8   61%   $1,230.4   62%       $3,187.6   60%    $3,533.8   61%
Food & Support Services - International               245.1   13%      277.1   14%          756.5   14%       831.3   14%
Uniform and Career Apparel - Rental                   245.6   13%      249.1   13%          725.0   14%       748.0   13%
Uniform and Career Apparel - Direct Marketing         108.2    6%      101.6    5%          350.3    6%       341.3    6%
Educational Resources                                 116.8    7%      122.7    6%          330.1    6%       354.8    6%
                                                   --------  ----   --------  ----       --------  ----    --------  ----
                                                   $1,835.5  100%   $1,980.9  100%       $5,349.5  100%    $5,809.2  100%
                                                   ========  ====   ========  ====       ========  ====    ========  ====


                                                           Three Months Ended                    Nine Months Ended
                                                   --------------------------------      ---------------------------------
                                                    June 30, 2000    June 29, 2001        June 30, 2000     June 29, 2001
                                                   ---------------  ---------------      ---------------   ---------------
               Operating Income                        $       %        $       %            $       %         $       %
---------------------------------------------      --------  -----  --------  -----      --------  -----   --------  -----
                                                                          (dollars in millions)
Food & Support Services - United States            $   62.1   57%   $   68.1   59%       $  138.4   50%    $  165.5   54%
Food & Support Services - International                 8.2    8%        8.6    7%           32.2   12%        29.1    9%
Uniform and Career Apparel - Rental                    29.9   28%       30.3   26%           85.2   31%        88.0   29%
Uniform and Career Apparel - Direct Marketing           1.6    1%        3.2    3%            9.1    3%        13.7    4%
Educational Resources                                  10.5   10%       10.4    9%           29.1   10%        26.3    9%
                                                   --------         --------             --------          --------
                                                      112.3            120.6                294.0             322.6
Corporate and Other                                    (4.3)  -4%       (5.0)  -4%          (17.0)  -6%       (16.0)  -5%
                                                   --------  ----   --------  ----       --------  ----    --------  ----
                                                   $  108.0  100%   $  115.6  100%       $  277.0  100%    $  306.6  100%
                                                   ========  ====   ========  ====       ========  ====    ========  ====


Consolidated Overview

Sales of $2.0 billion for the third quarter and $5.8 billion for the nine-month period increased 8% and 9%, respectively, over the prior year periods. For both the three and nine month periods, sales increases in the Food and Support Services segments, Uniform and Career Apparel - Rental segment and Educational Resources segment were partially offset by a decline in the Uniform and Career Apparel - Direct Marketing segment. Excluding the impact of acquisitions, primarily in the Food and Support Services segments, and the unfavorable impact of foreign currency translation, sales for the three and nine month periods increased 4% and 5% over the respective prior year periods. Operating income of $115.6 million for the third quarter and $306.6 million for the nine month period increased 7% and 11%, respectively, compared to the prior year. Excluding the impact of acquisitions and foreign currency translation, operating income increased 3% and 8%, respectively, for the three and nine month periods. Higher unemployment levels in the United States manufacturing and automotive sectors, along with increased energy costs and the general economic slowdown in the United States, have continued to adversely impact our operating results in the third quarter of fiscal 2001. Interest and other financing costs in the third quarter was equal to the prior year as the impact of higher borrowing levels was offset by lower interest rates. For the nine month period, interest and other financing costs increased 11% compared to the prior year due primarily to increased borrowing levels to fund acquisitions, stock repurchases, and working capital requirements.

Segment Results

                                                      Three Months Ended
                                                             June                     Change
                                                    ---------------------       -----------------
                                                      2000         2001           $           %
                                                    ---------------------       -----------------
                                                                 (dollars in millions)
Sales by Segment
----------------

Food and Support Services - United States           $1,119.8     $1,230.4       $110.6        10%
Food and Support Services - International              245.1        277.1         32.0        13
Uniform and Career Apparel - Rental                    245.6        249.1          3.5         1
Uniform and Career Apparel - Direct Marketing          108.2        101.6         (6.6)       (6)
Educational Resources                                  116.8        122.7          5.9         5
                                                    --------     --------       ------
Consolidated Sales                                  $1,835.5     $1,980.9       $145.4         8%
                                                    ========     ========       ======


                                                      Nine Months Ended
                                                             June                     Change
                                                    ---------------------       -----------------
                                                      2000         2001           $           %
                                                    ---------------------       -----------------
                                                                 (dollars in millions)
Sales by Segment
----------------

Food and Support Services - United States           $3,187.6     $3,533.8       $346.2        11%
Food and Support Services - International              756.5        831.3         74.8        10
Uniform and Career Apparel - Rental                    725.0        748.0         23.0         3
Uniform and Career Apparel - Direct Marketing          350.3        341.3         (9.0)       (3)
Educational Resources                                  330.1        354.8         24.7         7
                                                    --------     --------       ------
Consolidated Sales                                  $5,349.5     $5,809.2       $459.7         9%
                                                    ========     ========       ======

Food and Support Services - United States segment sales for the three and nine months increased 10% and 11% over the prior year periods due to acquisitions, primarily Ogden Entertainment, Inc. in the third quarter of fiscal 2000, (approximately 6% in both periods), net new accounts (approximately 2% in both periods) and increased volume (approximately 2% and 3%, respectively). Continued softness during the third quarter of fiscal 2001 in employment levels, particularly in the manufacturing and automotive sectors, slowed growth in the business services and vending sectors, while sales growth was strong in the correctional and healthcare sectors. Sales in the sports and entertainment sector were also adversely impacted by the general economic slowdown, particularly sales to parks and convention center customers. Sales in the Food and Support Services - International segment increased 13% and 10% for the three and nine month periods. Excluding the unfavorable impact of foreign currency translation, sales increased 19% in both the three and nine month periods due to net new accounts (approximately 7% and 9%, respectively), increased volume (approximately 7% and 5%, respectively) and the impact of the Campbell Bewley acquisition (approximately 5% in both periods), with double-digit growth in the United Kingdom and European markets. Sales in the Uniform and Career Apparel - Rental segment increased 1% for the three month period due primarily to price increases, and increased 3% for the nine month period due to increased volume (approximately 2%) and pricing (approximately 1%). Sales growth in this segment has also been constrained by softness in the manufacturing and automotive sectors. Uniform and Career Apparel - Direct Marketing segment sales decreased 6% and 3%, respectively, for the three and nine month periods due primarily to lower volume. The general softening of the economy and a decrease in business spending has adversely impacted fiscal 2001 sales. In the fiscal 2000 nine-month period, sales to the safety equipment and accessories market were adversely impacted by the startup of a distribution facility. Educational Resources segment sales increased 5% and 7% for the three and nine month periods, due primarily to new locations (approximately 5% and 7%, respectively), and pricing (approximately 3% and 4%, respectively), partially offset by lower enrollment at existing locations (approximately 3% and 4%, respectively).

                                                      Three Months Ended
                                                             June                     Change
                                                    ---------------------       -----------------
                                                      2000         2001           $           %
                                                    ---------------------       -----------------
                                                                 (dollars in millions)
Operating Income by Segment

Food and Support Services - United States           $   62.1     $   68.1       $  6.0        10%
Food and Support Services - International                8.2          8.6          0.4         5
Uniform and Career Apparel - Rental                     29.9         30.3          0.4         1
Uniform and Career Apparel - Direct Marketing            1.6          3.2          1.6       100
Educational Resources                                   10.5         10.4         (0.1)       (1)
Corporate and Other                                     (4.3)        (5.0)        (0.7)      (18)
                                                    --------     --------       ------
Consolidated Operating Income                       $  108.0     $  115.6       $  7.6         7%
                                                    ========     ========       ======


                                                      Nine Months Ended
                                                             June                     Change
                                                    ---------------------       -----------------
                                                      2000         2001           $           %
                                                    ---------------------       -----------------
                                                                 (dollars in millions)
Operating Income by Segment

Food and Support Services - United States           $  138.4     $  165.5       $ 27.1        20%
Food and Support Services - International               32.2         29.1         (3.1)      (10)
Uniform and Career Apparel - Rental                     85.2         88.0          2.8         3
Uniform and Career Apparel - Direct Marketing            9.1         13.7          4.6        51
Educational Resources                                   29.1         26.3         (2.8)      (10)
Corporate and Other                                    (17.0)       (16.0)         1.0         6
                                                    --------     --------       ------
Consolidated Operating Income                       $  277.0     $  306.6       $ 29.6        11%
                                                    ========     ========       ======

Food and Support Services - United States segment operating income increased 10% and 20% for the three and nine month periods. Excluding the impact of acquisitions, operating income increased 3% and 13% over the prior year periods due to the sales increases noted above. Reduced employment levels and generally soft economic conditions in the U.S. continued to constrain profit growth, particularly in the third quarter. Operating income in the Food and Support Services - International segment increased 5% in the third quarter and decreased 10% for the nine-month period compared to the prior year periods. Excluding the unfavorable impact of foreign currency translation and an asset sale gain in the prior year first quarter, segment operating income increased 12% in both the three and nine month periods due to the sales increases noted above, partially offset by increased infrastructure and acquisition integration costs in the UK and increased food costs in Germany as a result of previous bovine spongiform encephalopathy (BSE), or so-called "mad cow disease" and foot and mouth outbreaks in Europe. Uniform and Career Apparel - Rental segment operating income increased 1% and 3% over the prior year for the three and nine month periods, respectively, due to the sales increases noted above and the absence of garment manufacturing start up costs incurred in the prior year, partially offset by increased fuel, energy and other operating costs. The slowdown in the U.S. economy has constrained both volume and pricing growth negatively affecting operating income, particularly in the third quarter. Operating income in the Uniform and Career Apparel - Direct Marketing segment doubled to $3.2 million in the third quarter and increased 51% for the nine month period, due to reduced catalog, distribution, and administrative expenses, partially offset by the impact of lower sales. Additionally, for the nine-month period, operating results in this segment were adversely impacted in the prior year first quarter by start up costs related to a distribution facility. Educational Resources segment operating income for the three and nine month periods decreased 1% and 10%, respectively from the prior year periods. Excluding the impact of the revenue accounting change for registration fees (see Note 7 to the condensed consolidated financial statements), operating income for the three and nine month periods decreased 7% and 16%, respectively, from the prior year. Operating results continue to be adversely affected by reduced enrollment at mature centers and continuing high labor and employee medical costs.

It is anticipated that the difficult economic conditions described previously will continue during the fourth quarter of fiscal 2001, and similarly affect operating results.

FINANCIAL CONDITION AND LIQUIDITY - Reference to the condensed consolidated statements of cash flows on page 3 will facilitate understanding of the discussion that follows.

Cash provided by operating activities for the nine month period was $320 million in fiscal 2001 and $238 million in fiscal 2000. Excluding the impact of the accounts receivable sale transaction (see Note 10), cash provided by operating activities for fiscal 2001 was $160 million reflecting a reduction in current liabilities due to the timing of certain payments such as taxes, commissions, retirement benefits and stock repurchase obligations. Debt decreased by $85 million during the nine months ended June 29, 2001, primarily due to the accounts receivable sale transaction noted above, partially offset by the impact of capital expenditures and the assumption of $21 million of indebtedness in connection with the Campbell Bewley transaction (see Note 8).

During the first nine months of fiscal 2001, the Company repurchased $84 million of its Class B Common Stock, issuing $36 million of installment notes as partial consideration. Additionally, the Company received approximately $32 million (including proceeds from the sale of deferred payment obligations discussed in Note 10) related to the issuance of Class B Common Stock through the exercise of installment stock purchase opportunities.

During fiscal 2001, the Company reduced the borrowing capacity under the Educational Resources credit facility from $125 million to $25 million and the Canadian credit facility from C$80 million to C$70 million, and established a $200 million accounts receivable sale facility (see Note 10). Currently, the Company has approximately $500 million of unused committed credit availability under its credit facilities. Additionally, the Company has shelf registration statements on file with the Securities and Exchange Commission for the issuance of up to $500 million of debt securities. The Company currently expects to fund acquisitions, capital expenditures and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment and borrowings available under its credit facilities or note issuances.

On July 17, 2001, a subsidiary of ARAMARK filed Form S-1 and S-4 registration statements with the Securities and Exchange Commission to begin the process of becoming a publicly-traded company. The Company expects to merge with this subsidiary just prior to the completion of the public offering under the terms of a Merger Agreement. In the merger, ARAMARK will merge with and into its newly formed subsidiary, ARAMARK Worldwide Corporation, and each outstanding ARAMARK old Class B and old Class A common share will become two shares and twenty shares, respectively, of the surviving corporation's Class A common stock. ARAMARK Worldwide Corporation's name will become ARAMARK Corporation, and the surviving corporation will succeed to all of the assets, liabilities, rights and obligations of ARAMARK.

The proposed transaction is intended to put in place a capital structure that will give ARAMARK greater financial flexibility to respond to changes in worldwide market conditions with a publicly-traded equity security that can be used, when appropriate, for strategic initiatives. ARAMARK intends to use a portion of the proceeds of the public offering to fund a cash tender offer for some of the new class A common stock which will be held by current shareholders and to repurchase shares from employee benefit plans. ARAMARK intends to begin the cash tender offer as soon as practicable after the proposed offering of class B common stock. The remainder of the proceeds will be used for general corporate purposes, including strategic initiatives. Until the proceeds are used for these purposes, they will be used to reduce debt.

NEW ACCOUNTING PRONOUNCEMENTS

On June 30, 2001, the FASB finalized SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, rather it will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company is required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2003. However, goodwill and other intangible assets acquired after June 30, 2001, are subject immediately to the nonamortization and amortization provisions of this statement.

The Company is currently evaluating the impact of SFAS No. 142. Goodwill amortization (pre-tax) was $18.8 million and $16.3 million for the first nine months of fiscal 2001 and 2000, respectively.

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, increased operating costs, shortages of qualified personnel, costly compliance with governmental regulations, currency risks and other risks associated with international markets, risks associated with acquisitions, competition, decline in attendance at client facilities, unpredictability of sales and expenses due to contract terms, high leverage, claims relating to the provision of food services, liability associated with non-compliance with governmental regulations, including regulations pertaining to food services, the environment and childcare service, seasonality and adverse publicity concerning incidents at childcare centers.

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

                                         ARAMARK CORPORATION




August 13, 2001                          /s/John M. Lafferty
                                         ----------------------------------
                                         John M. Lafferty
                                         Senior Vice President, Controller
                                         and Chief Accounting Officer