Form 10-K405
period 2001-09-28
ARAMARK CORP
filed 2001-11-29
CIK 757523

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 2001 or

[_]Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the transition period from       to

                         Commission file number: 1-8827

                               ----------------

                              ARAMARK CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                               23-2319139
                                          (I.R.S. Employer identification No.)
        (State of Incorporation)

                                 ARAMARK Tower
                               1101 Market Street
                        Philadelphia, Pennsylvania 19107
                    (Address of principal executive offices)

                         Telephone Number: 215-238-3000

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                      Class B Common Stock, $.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of the voting stock held by nonaffiliates at October 26, 2001: $1.7 billion

   Common stock outstanding at October 26, 2001:  Class A Common Stock  -2,385,438 shares
                                                  Class B Common Stock -59,812,405 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's Proxy Statement for the 2001 annual meeting of stockholders are incorporated by reference in Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Item 1.

                                    BUSINESS

Overview

   We are a leading provider of a broad range of outsourced services to business, educational, healthcare and governmental institutions and sports, entertainment and recreational facilities. We have leadership positions in food and support services, uniform and career apparel services and childcare and early education. Our strong presence in food service allows us to serve clients in many of the key industrial countries, whose economies represent over 60% of world GDP and which continue to experience substantial growth in the outsourcing services we provide. We plan to continue our growth by capitalizing on this worldwide outsourcing trend, providing our clients with innovative and high quality services and by pursuing acquisitions.

   Our objective is to be a world leader in managed services by exceeding our customers' expectations, continuing to grow our business and providing an environment where exceptional people want to work. In the United States, we are the second largest food service company, and in most of the other countries in which we operate, we are among the top three. Our uniform and career apparel business is the second largest in the United States and provides both rental and direct marketing services. Our education business is the second largest in the United States, providing childcare and early education to over 100,000 children. Through our expansive service offerings and geographic presence, our approximately 200,000 employees serve millions of clients and customers in 17 countries around the world, providing services that are key to the successful operations of our clients.


The Merger and the Public Offering

   On July 17, 2001, ARAMARK Corporation filed with the Securities and Exchange Commission (SEC) a joint proxy statement/prospectus contained in a Registration Statement on Form S-4 relating to the proposed merger of ARAMARK Corporation with ARAMARK Worldwide Corporation (AWC). In the merger, ARAMARK Corporation will merge with and into its newly formed subsidiary, AWC, and each outstanding ARAMARK Corporation old Class B and old Class A common share will become two shares and twenty shares, respectively, of the surviving corporation's Class A common stock. AWC's name will become ARAMARK Corporation, and the surviving corporation will succeed to all of the assets, liabilities, rights and obligations of ARAMARK Corporation. On November 16, 2001, the SEC declared effective our joint proxy statement/prospectus.

   Soon after the merger is approved by our stockholders which is expected to occur on or about December 10, 2001, subject to market conditions, ARAMARK Corporation plans to make an initial public offering of new Class B common stock. In that regard, on July 17, 2001, ARAMARK Corporation also filed with the SEC a registration statement on Form S-1.

The Stock Buyback

   After the initial public offering, we intend to purchase up to 10% in the aggregate of the outstanding shares of our class A common stock in a stock buyback, which will consist of a cash tender offer for a portion of our outstanding shares of class A common stock outstanding after the merger and a repurchase of shares of our class A common stock from our 401(k) plans.

Acquisition of ServiceMaster Management Services

   On October 3, 2001, ARAMARK Corporation signed an agreement to acquire the management services division of The ServiceMaster Company, which we refer to as ServiceMaster Management Services. The aggregate consideration for the transaction is approximately $800 million in cash. The transaction is subject to customary consents, approvals, conditions and clearances. The transaction has been cleared under the Hart Scott-Rodino Act of 1976, as amended. ServiceMaster Management Services provides a complete range of facility management services to the healthcare, education and business and industry client sectors.

   ARAMARK Corporation intends to finance the acquisition of ServiceMaster Management Services and related expenses in an aggregate of approximately $806 million by borrowing approximately an additional $206 million under its senior revolving credit facility and $600 million under a new bridge financing facility with a group of banks arranged by J.P. Morgan Securities Inc. ARAMARK Corporation expects to repay a portion of the bridge financing with a portion of the proceeds from the initial public offering.

   The following diagram provides a brief overview of our business:

                                  [FLOW CHART]

History

   Our business traces its history back to the 1930's, when we began providing vending services to plant employees in the aviation industry in Southern California. In 1959, our founders, Davre J. Davidson and William S. Fishman combined their two businesses to form our predecessor company, which became public in 1960. In the ensuing years, we broadened our service offerings and expanded our client base while retaining our entrepreneurial character. These increased service offerings included our uniform services business, acquired in 1977, and education services, acquired in 1980. Our present ownership structure resulted from a 1984 management buyout. Since 1984, our management and employees have continued to increase their ownership of the company and, directly and through our employee benefit plans, currently own approximately 90% of our equity capital.

Business Strengths

 Leading Provider to Growing Outsourced Services Market

   We are a leading provider of a broad range of outsourced services to business, educational, healthcare, governmental, sports, entertainment and recreational clients. As a leading provider, we believe we are well positioned to capitalize on the growth of outsourcing worldwide, which we believe has outpaced and will continue to outpace overall economic growth. As many organizations focus on their core activities, they are increasingly outsourcing support functions to improve the quality and consistency of service, provide service innovation and increase cost-effectiveness through the economies of scale achieved by a large service provider. Given the large percentage of these functions that remain self-operated worldwide, we believe this trend represents a substantial growth opportunity for us.

   We have a top three market position in food and support services in key developed countries, including the United States, Canada, United Kingdom, Germany, Spain, Mexico and Korea and, in Japan and Ireland, through ownership of minority interests in large food service providers. We believe our capabilities as one of the world's leading providers of outsourced food and support services and our recognized brand name allow us to:

  . creatively and effectively meet the needs of our clients at either single or multiple client locations, contributing to high client retention rates;

  . expand our existing client relationships by providing additional services; and

  . successfully compete for new accounts, including large regional or multi-regional accounts and for special events, such as the Olympic Games, that draw on our international experience.

   We are the second largest U.S. provider of uniforms and career apparel services and one of only a small number of uniform providers able to provide a full range of uniform services to our clients across product lines and across the United States. We offer this coast-to-coast service through a network of pick-up and delivery routes, cleaning facilities, distribution centers, as well as through a direct sales force, catalog mailings and telemarketing.

   Our Educational Resources business, which accounts for 6% of our sales, is the second largest provider of childcare services in the United States, serving children and their families in 28 states and the District of Columbia.

 Broad Portfolio of Services

   We believe that the breadth and creativity of our service capabilities, including customized, client specific solutions, position us to meet the needs of clients who increasingly seek a single provider of multiple services. Our food and support services business offers not only food and refreshment services, but, for many clients, also provides a number of other services which enhance the efficient use and maintenance of their facilities. For example, we provide:

  . food, dormitory, convenience store and entertainment services to many offshore drilling rigs in the North Sea and the Gulf of Mexico;

  . lodging and recreational activities such as tours and boating at many U.S. National Parks, state parks and other recreational locations, including Glen Canyon National Recreation Area at Lake Powell and Denali National Park and Preserve; and

  . merchandise and housekeeping services at sports and entertainment facilities such as Fenway Park and Turner Field.

   The consumers of our services are primarily employees, students, patients or patrons at our client locations. We match these consumers' diverse preferences with a variety of internally developed and third party brands.

   We believe our uniform and career apparel business provides one of the broadest arrays of such products and services available in the United States, serving mechanics for American Airlines, route drivers for Coca-Cola bottling companies, customer service workers at McDonald's and Pizza Hut, nurses, police officers, firefighters and many others. Our comprehensive selection of services enables us to meet the spectrum of our clients' uniform needs, from protecting workers to promoting corporate image. We are well positioned to capitalize on the growing trend of service companies to use personalized employee uniforms to convey a desired company image. Our capabilities include:

  . a nationwide pick-up, cleaning and delivery network for rented uniforms and ancillary items consisting of a fleet of vehicles serving approximately 2,700 routes which operate from over 200 laundry and distribution facilities throughout the United States;

  . a broad range of career apparel available for purchase, which is sold via catalog, outbound telemarketing, a direct sales force and across the Internet; and

  . the ability to design customized uniform programs, manufacture uniforms and personalize our products through direct embroidery of company logos and employee names.

 Diverse Client Base and Strong Client Retention

   Our large client base, high retention rates and broad array of customers provide us with a diversified source of sales, earnings and cash flow. We have increased operating income in all but one of the last 15 years (in fiscal 1994 operating income declined less than 1%). This performance is due in part to:

  . our large client base, which currently includes over two million clients in 17 countries. In fiscal 2001, no individual client represented more than 2% of our sales;

  . the diversity of our clients' activities, which include operations in business and industry, education, government, healthcare, sports, entertainment, recreation and corrections; and

  . high client retention rates, which are approximately 95% for our food and support service clients and 92% for our uniform rental customers.

   Although many contracts are cancelable upon short notice, we believe most clients remain loyal due to our high quality service, and numerous clients have used our services for many years. Clients may also be reluctant to change due to the effort involved, the potential disruption of services provided to their employees and, in some cases, the costs associated with a change in service provider.

 Significant Scale and Strong Operating Infrastructure

   Our ability to improve operating performance is derived in part from our ability to create economies of scale. Each year we purchase over $1.8 billion of food and related items and purchase or self-manufacture over $400 million of uniform and career apparel. Our size and resulting importance to vendors, manufacturers and distributors allow us to obtain high quality products and services at attractive prices. In our food and support services business, our operating performance benefits from our flexible cost structure and low overall capital needs.

   We have developed sophisticated operating systems and procedures, including labor scheduling, route dispatch, computerized menu management and inventory control systems, as well as internal communication and administrative systems. This operating and logistical infrastructure enables us to:

  . efficiently manage labor, one of the main components of our cost structure, by providing just-in-time labor deployment to our many locations to meet day-to-day, seasonal and event-specific demands;

  . provide efficient administrative support to our managers in the field so they may concentrate on serving clients' needs and identifying and capturing opportunities to expand our service relationships;

  . provide facility design services to our clients to improve the customer appeal and effectiveness of their food service facilities; and

  . reduce delivery costs in uniform rental and refreshment services by designing efficient route structures.

   In addition, our technology infrastructure and centralized administration allow us to efficiently add and integrate new customer locations. For example, following our purchase of Ogden Entertainment in June 2000, during the height of the summer baseball and concert season, we deployed our systems in over 80 sites in a period of four months, transitioned 10,000 employees to our payroll and took over the management of the operations of the business without disruption.

   Our uniform services business includes approximately 2,700 pick-up and delivery routes supported by 73 laundry plants and 132 satellite plants and depots in a hub-and-spoke configuration covering all of the top 50 metropolitan statistical areas in the United States. This extensive network allows us to easily and rapidly add clients at low marginal delivery cost.

 Entrepreneurial Management Culture and Significant Employee Ownership

   Our entrepreneurial culture is fostered by our distinctive management and employee ownership programs, which began over 15 years ago.

  .  Over 3,500 managers collectively own over 70% of our equity.

  . Over 15,000 of our managers and employees collectively own approximately 90% of our equity, directly and through their participation in our benefit plans.

   Following our proposed offering of new Class B common stock and assuming we purchase 10% of our outstanding shares of Class A common stock in the anticipated stock buyback, management and employees will continue, directly and through their participation in our benefit plans, to own approximately 76% of our common stock. Since our December 1984 going private transaction, our employee ownership program has been a critical component of our entrepreneurial culture. Importantly, this high level of ownership has developed in large part through voluntary employee stock purchases. We believe that the high level of continuing ownership effectively aligns our management's and employees' interests with those of our company and its other stockholders. Together with our philosophy of placing profit and loss responsibility at the local manager level and linking managers' compensation to operating performance, this alignment has contributed significantly to our success by focusing our people on the creation of shareholder value through the efficient growth of the business.

Business Strategy

   Building on these strengths, we will continue our growth through the following strategies, while maintaining our focus on meeting and exceeding our customers' requirements.

 Capitalize on Favorable Outsourcing Trends

   Worldwide demand for outsourced food and support services is estimated to exceed $350 billion annually. Notwithstanding this significant demand, a substantial majority of these services worldwide remain self-operated. Our markets continue to grow as more organizations decide to outsource non-core support services, and we believe we are well positioned to capitalize on this trend. Our strategy includes identifying and educating existing and potential clients in current and new sectors on the benefits of outsourcing non-core activities.

   The increasing demand for outsourcing services is supported by several factors, led by the increasing strategic desire of business, healthcare, educational, governmental and other organizations to focus on their core activities. Most of our services are provided directly to key constituencies of our clients such as their employees in the case of business and governmental organizations, students in the case of universities, colleges and schools, patients, staff and visitors in the case of healthcare institutions, and fans and patrons in the case of stadiums, arenas, amphitheaters, convention centers and national and state parks. As these consumers' demands have become more sophisticated and as the responsiveness of our clients to these demands has increased, our clients have increasingly turned to outside service providers to meet these needs. Outsourcing support functions allows our clients to:

  . improve the quality and consistency of support services through professional management;

  . increase satisfaction of their key constituencies such as employees, students, patients and customers;

  . benefit from current, innovative trends in the quality, variety and delivery of these services; and

  . improve cost effectiveness through the economies of scale and efficiencies achieved by a leading service provider.

   In certain of our sectors, large organizations are increasingly deciding to outsource, having previously provided such services themselves. Some recent examples of our success in capitalizing on new or expanded outsourcing opportunities include the following:

  . The Department of Corrections for the State of Florida decided to outsource to us a virtually statewide foodservice contract, increasing the number of facilities we serve from less than ten to 129. We believe this is a significantly underpenetrated sector, as only a few states and the District of Columbia fully outsource their statewide correctional food service.

  . In the last three years, we have been awarded national uniform contracts by Boeing, Safeway, Wal-Mart and ConAgra Foods. To our knowledge, there are few national contracts of similar size and scale and, as other companies recognize the benefits of a single source provider, we are well positioned to serve them.

 Increase Base Sales Through Expanded Client Partnerships

   A key element of our growth strategy is to increase our sales at our existing client locations by:

  . increasing the participation in our service offerings by our clients' employees, students, patients, patrons and customers;

  .  increasing the per capita spending of these consumers; and

  .  providing additional services to our clients.

   We seek to increase consumer participation and per capita spending primarily through innovative marketing and merchandising programs directed at the ultimate consumers of our services. These programs include the extensive use of both internally developed and third party brands. Internally developed brands include PanGeos(R), Bene Pizza(R), One World CafeSM and Euro BaguettesSM. These brands are implemented across multiple client locations using proprietary menus, signage and merchandising programs. At our client locations, we also serve established third party branded products from Pizza Hut(R), Taco Bell(R), Subway(R), Dunkin' Donuts(R) and from other well recognized national, regional and local brands.

   An example of our product enhancement capability and ability to increase per capita spending is the strategic use of nationally recognized specialty coffee brands such as Starbucks(R), Seattle's Best(R) and Java City(TM), which satisfies the demand by clients' employees and other constituents for popular brand name products and provides us higher pricing and margin opportunities at our client locations. We believe that by using this strategy, we will continue to increase sales to our existing clients, improve our high retention rates and expand our client base.

   We provide a broad array of services and products and plan to expand our sales to existing clients through the provision of additional services. In the food and support services business, our leadership position and quality reputation position us to provide our clients with facilities, related support services, such as facility operations and maintenance, energy management, housekeeping, custodial, and groundskeeping, among other services we offer.

   Our success in continuing to add new services to existing clients is illustrated by the development of our relationship with a prestigious northeastern U.S. university:

  . 1987--we began managing the conference center of the university's business school;

  . 2000--we added a broad range of food and facilities management services to the university's affiliated healthcare system, serving several hospitals throughout the network; and

  . 2001--we contracted to provide food and concession services at the university's athletic fields.

   Primarily because of these additional activities, annual sales from this client have grown to more than $30 million. We believe we have many similar opportunities to provide additional services to many of our clients.

 Expand Margins by Realizing Additional Operating Efficiencies

   From fiscal 1997 through fiscal 2001, we increased our operating income margin by more than 75 basis points. We plan to continue to expand our margins by capitalizing on our increasing scale and further improving our strong operating infrastructure. Our scale and infrastructure allow us to manage effectively our key costs of labor, food and uniforms, which together represented approximately 73% of our operating costs in fiscal 2001. We believe we can continue to expand margins through:

  . Labor: Many of our operating initiatives are designed to more efficiently use our work force such as better use of labor scheduling practices, cross training employees to engage in multiple tasks and using technology to simplify food preparation and automate laundry plants.

  . Technology: We have implemented food service systems allowing managers at client locations to manage inventory, labor, menu planning and financial reporting more efficiently, so that they may concentrate their efforts on client-related activities. In the uniform businesses, as we expand and upgrade our operations, we are automating our plants to reduce handling, enhance energy efficiency, and simplify processes and procedures. We have also upgraded, and are continuing to invest in, many of the systems we rely on for our centrally administered services such as payroll, billing, receivables management and vendor management.

  . Purchasing and inventory management: Through expanded use of centrally negotiated contracts with food manufacturers and distributors, we expect to continue to control quality and consistency in food preparation and simplify operations in order to reduce food costs. In the uniform direct marketing business, we have standardized styles, colors, and sizes available, and regularly review our offerings in order to simplify our operations, improve customer fulfillment and reduce costs.

  . Self-manufacturing: As we have developed and expanded our garment manufacturing capability during the last few years, we have reduced the cost of garments. We continue to increase the percentage of garments manufactured and should continue to realize related cost reductions.

 Increase Penetration of International Markets

   We believe that the size of international markets and their relatively low rates of outsourcing present a substantial growth opportunity. This opportunity has three key elements:

  . further penetration in the countries and sectors in which we currently operate, many of which have relatively low penetration rates;

  . expansion into additional countries through acquisitions and investments; and

  . expansion of our service offerings to include services we provide in the United States.

   We plan to expand our presence and penetration in each of the 16 countries outside the United States in which we operate. For example, in Germany, we believe there is substantial opportunity to grow our services in the business sector, where the penetration by outside service providers continues to be relatively low. In addition, we have recently entered both the healthcare and sports, entertainment and recreation sectors in Germany which also have low outsourcing rates. In Japan, through our ownership of a minority interest in the country's second largest food service company, we believe we are well positioned to participate in the considerable future opportunities as outsourcing continues to develop. We expect that the ability to service our clients in multiple countries may grow in importance, and accordingly, our international presence will assist us in meeting these needs.

   We believe that acquisitions, strategic alliances and joint ventures are effective in facilitating our entry into new countries. We seek partners based on their existing services, customer relationships, expertise and market prominence. One recent example of this strategy is our entry in fiscal 2001 into a partnership with Dublin-based Campbell Bewley Group, facilitating our entrance into Ireland and expanding our presence in the United Kingdom. We believe that additional opportunities exist for us to make minority investments in independent service providers in markets we seek to penetrate. Our strategy provides us with the benefit of having the continued involvement of an established local partner and may allow us the opportunity to purchase the entire business at an appropriate time. In addition, larger acquisitions are also likely to continue to be a part of our strategy for future growth.

 Pursue and Integrate Strategic Acquisitions

   We anticipate that a continued consolidation in the worldwide food and support services business and the uniform and career apparel business will create opportunities for us to acquire businesses with complementary geographic and product profiles. We intend to continue to strengthen our existing business through disciplined, selective acquisitions and strategic investments in both the United States and other countries. We have a history of successful acquisitions, including six in the last three years, which we have integrated into our existing operations, while achieving targeted synergies with minimal client losses. We believe our acquisition strategy differentiates us from some of our key competitors who typically do not fully integrate acquisitions, which we believe allows us to achieve efficiencies and deliver high quality services.

   Historically, our lack of a publicly traded equity security, our need for funds to repurchase stock from our employee stockholders and our leverage have limited our ability to make some acquisitions. While we will continue to critically evaluate acquisitions subject to strict financial criteria, we believe that the initial public offering will better position us to take advantage of strategic opportunities by providing a publicly traded security and by increasing our financial flexibility.

Food and Support Services

   Our food and support services group manages a growing number of interrelated services--including food, refreshment, facility and other support services--for businesses, healthcare facilities, school districts, colleges and universities, conference and convention centers, national and state parks, sports, entertainment and recreational venues and correctional institutions. In fiscal 2001, our Food and Support Services--United States segment generated $4.8 billion in sales, or 61% of our total sales. In fiscal 2001, our Food and Support Services--International segment generated $1.1 billion in sales or 14% of our total sales. Serving tens of thousands client locations, we believe we are a leader in size, capability, quality and innovation in the contract food and support services industry.

   We are the exclusive provider of food and beverage management services at most of the facilities we serve and are responsible for hiring, training and supervising substantially all of the food service personnel in addition to ordering, receiving, preparing and serving food and beverage items sold at those facilities. In governmental, business, educational and healthcare facilities (for example, offices and industrial plants, schools and universities and hospitals), our client generally provides us access to customers in the form of employees, students and patients. At sports, entertainment and recreational facilities, which include convention centers, our clients are responsible for attracting patrons on an event-specific basis. We focus strongly on new business development, client retention and sales growth at existing locations through marketing efforts directed toward customers and potential customers at the client locations we serve. We focus our marketing on increasing customer traffic flow and therefore sales at facilities that we serve.

 Industry Overview

   The food and support service industry consists of the supply of food and beverage services and facilities services management to a range of clients, including businesses, educational, governmental, correctional and healthcare institutions, and operators of sports, entertainment and recreational facilities in a variety of formats, service levels and price points. We believe that the worldwide food and support service market represents over $350 billion in potential annual sales, the substantial majority of which is currently self-operated.

   Although the markets in which we operate are highly fragmented, in recent years the contract food service industry has experienced consolidation and multi-national expansion. We believe that other recent market dynamics in the food and support services industry include:

  . continued growth in the outsourcing of food service and facilities management as a result of:

   -- clients focusing on their core competencies and outsourcing their non-core activities and services;

   -- clients addressing the need to satisfy demanding customers; and

   -- clients facing increasing cost pressures and looking for cost-effective alternatives to self-administered food and support activities;

  . increasing market penetration by large, well-capitalized participants due to their ability to:

   -- offer a broader range of modern, innovative services than local and regional competitors can;

   -- provide multi-regional coverage to clients who have a multi-regional or multi-national presence;

   -- make infrastructure investments in client locations as necessary; and

   -- provide cost-effective services as a result of economies of scale;

  . an increase in the retail orientation of food service management due to the proliferation of alternative retail outlets, including quick serve restaurants; and

  . a trend toward a single source alternative for all facilities-related outsourcing needs, including food service and facilities support management.

 Customers and Services--United States Segment

   Our Food and Support Services--United States segment serves a number of customer sectors, distinguished by the types of customers they serve and types of services they offer. No individual client represents more than 2% of our sales, other than, collectively, a number of U.S. government agencies.

   Business. We satisfy the business dining needs of several million people annually delivering customized solutions to clients in business and industry. We provide a range of services which includes on-site restaurants, catering, convenience stores, executive dining rooms and conference center management. In addition, we provide many of our food service clients with facilities management services.

   We are a leader in vending and coffee services providing services to business and industry clients at tens of thousands of locations in the United States. We have expanded our service and product offerings to include gourmet coffee and beverage offerings, "grab and go' food operations, convenience stores, home meal replacement programs and a proprietary drinking water filtration system.

   We believe that food services to business and industrial organizations, including vending services but excluding support services, represent at least $30 billion of potential sales annually in the United States. While this sector is well developed relative to others in which we participate, approximately 40% is not yet outsourced.

   Sports & Entertainment. We serve the concessions, premium banquet and catering, retail, merchandise and novelty sales, recreational and lodging needs of millions of people annually at approximately 165 sports, entertainment and recreational facilities. We serve over 35 professional sports arenas and stadiums, 28 convention centers, 14 national and state parks, plus numerous concert venues, entertainment complexes, resorts and other popular tourist attractions across the United States. We are the leading provider to major league sports, serving 44 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League. We have provided services at many of the highest visibility sporting events in the United States, including the World Series, the Major League Baseball All-Star Game, the Stanley Cup Finals, the NBA All-Star Game and the National Basketball Association Championship Series. We also provide services at highly visible special events, including serving food to the athletes at ten Olympic Games since 1968, including most recently in Sydney, Australia.

   We believe that concessions services in the sports and entertainment sector in the United States represent approximately $17 billion of potential sales annually, of which more than 50% are not yet outsourced. A significant source of growth in the sports facilities category has been the increased level of per capita spending on food, beverages and merchandise by attendees of events held at newly constructed or refurbished sports facilities. Management believes that the sports facilities category of the industry will continue to benefit from the construction of new, and the refurbishment of existing, sports facilities.

   We own 50% of SMG, a leader in providing outsourced management of public assembly facilities including arenas, stadiums and theaters, as well as convention, exhibition and trade centers. SMG offers services such as event booking and management, cash management, maintenance services and risk management while seeking to maximize the number of events and attendance at such facilities. The approximately 133 facilities managed by SMG are located throughout the United States and also include facilities in Europe, the United Kingdom and Canada.

   Education. We are a leading provider to colleges, universities and preparatory schools, serving over 200 million meals annually to students, faculty and visitors at over 350 institutions. The campus dining marketplace, which was historically focused on residential board plans, has expanded to include more diverse and convenience-oriented retail operations that operate as gourmet coffee outlets and other new points of service offering traditional convenience store items, health and beauty items, snacks and beverages. We believe campus administrators increasingly recognize students as paying customers with sophisticated tastes and preferences who demand greater quality, more menu choices and greater flexibility. Based on these trends, we seek to create an appealing, healthy and attractive dining experience that is designed to enhance the school's reputation while integrating our services into the school's structure and campus life.

   We are a leading provider of food services to school districts. We serve more than 325 school systems and districts. We offer our clients solutions to their goal of increasing student participation in school lunch programs, improving service, increasing student satisfaction and achieving cost reductions. Our One World CafeSM has been established in more than 100 school districts offering student-friendly merchandising, branded concepts and promotional programs. We believe this is an underpenetrated market and that a large number of school districts do not currently outsource their food service. Following the successful outsourcing of food services at school systems in several major cities, such as Chicago, Atlanta and Houston, increasingly large metropolitan school systems are considering outsourcing their food services, and we believe this is a substantial growth opportunity. As an example, the Detroit school district in 2001 made the decision to outsource its food service needs and we were successful in winning this business.

   We believe that food and support services to educational institutions represent approximately $18 billion of potential sales annually, and approximately 70% are not yet outsourced.

   Healthcare. We are a leader in providing innovative non-clinical support services solutions to hospitals, long-term care facilities and regional healthcare systems. We believe that major healthcare systems will increasingly look to a single supplier for their three primary non-clinical service needs: food service, environmental services and laundry and linen distribution. We estimate that U.S. food and support services to healthcare institutions, not including other non-clinical support services, represent approximately $12 billion of sales annually, with approximately 75% not yet outsourced.

   Facilities Services. We are a leader in providing facilities management services that support our business, educational, correctional, healthcare and recreational clients. We work closely with our clients to efficiently maintain and operate their facilities, lower their operating costs and provide quality support services which permits our clients to focus on managing their core activities rather than on managing their environment. Our services include physical plant management and janitorial services, as well as design and consulting services, including capital management consulting services, to enhance the operation of client facilities at the most economical cost. The market is significantly underpenetrated as only a limited number of existing clients outsource these services.

   Correctional. We are a leader in correctional food services, providing state, county and municipal clients with improved quality and lower operating costs at more than 325 correctional facilities in 38 states and serving over 325,000 inmates. We believe that food and support services to correctional facilities represent over $2 billion annually, with approximately 70% not yet outsourced. Public demands for increased public sector cost efficiency is prompting many correctional facilities to outsource many of their needs. The size of inmate populations, the number of correctional facilities in the United States and the low outsourcing penetration rates have made this segment one of the fastest growing of the outsourced food service industry. In addition, we believe this is an underpenetrated sector as only a few states currently outsource their statewide correctional systems' food services. We have increased our presence in this sector by recently acquiring certain assets of Correctional Foodservice Management, the food service division of The Wackenhut Corporation.

 Customers and Services--International Segment

   Our Food and Support Services--International segment provides substantially the same range of customized, high quality managed services provided to our United States clients, but primarily to business and industry clients. In addition, in the international segment, we also provide lodging, food service, commissary and facilities management in remote sites, such as offshore drilling platforms and mining camps. Our international services are provided in three geographical areas: Europe, North America and Asia. Our largest international operations are in Canada, the U.K. and Germany, where we are among the top three largest food service providers. The clients served in each country are typically similar to those served in the United States and vary by country depending upon local market dynamics and conditions. Our sales in this segment were approximately $1.1 billion in fiscal 2001. Not included in our segment sales are the sales of AIM Services, our 27% affiliate and one of the largest food service providers in Japan, the sales of Campbell Catering, our 45% affiliate in Ireland, and the sales of ARAKOR, our South Korean subsidiary, which had been a 49% affiliate until we acquired the remaining 51% in August 2001. We believe that the international market for food and support services is approximately double the size of the United States market, with substantially lower current outsourcing penetration rates.

 Purchasing

   We negotiate the pricing and other terms for the majority of our purchases of food and related products directly with national manufacturers. We purchase these and other items through SYSCO Corporation pursuant to a national master distribution agreement, as well as from other distributors. SYSCO is responsible for tracking our orders and delivering products to our specific locations. This relationship provides our location managers with the ability to order high quality food and non-food products at competitive prices while relieving our managers of many of the details of purchasing and distribution activities. We receive volume discounts from SYSCO, based on the overall volume of purchases we make from SYSCO, including SYSCO-based products. Our location managers also purchase a number of items, including bread, dairy products and alcoholic beverages from local suppliers, and we purchase certain items directly from manufacturers.

   Our distribution agreements with our suppliers are generally for an indefinite term, subject to termination by either party after a notice period, which is generally 120 days. The pricing and other financial terms of these agreements are renegotiated periodically. We have had distribution agreements with SYSCO for more than 10 years. Our current agreement with SYSCO is terminable by either party with 120 days notice.

   Our relationship with SYSCO is important to our operations. In fiscal 2001, SYSCO distributed approximately 55% of our food and non-food products in the United States (approximately 37% of our consolidated purchases of food and non-food products), and we believe that we are one of SYSCO's largest customers. However, we believe that the products acquired through SYSCO can, in all significant cases, be purchased through other sources and that termination of our relationship with SYSCO or any disruption of SYSCO's business would cause only short-term disruptions to our operations.

 Sales and Marketing

   We maintain sales organizations focused on each specific client or service sector that are responsible for: identifying and pursuing potential new business opportunities, analyzing and evaluating such opportunities together with our operational and financial management and developing specific contract proposals. In addition to our professionals dedicated exclusively to sales efforts, our food and support field management shares responsibility for identifying and pursuing new sales opportunities, both with the clients for which they are directly responsible and for potential clients in their geographic area of responsibility. In addition, in several of our markets we also have dedicated sales retention teams.

   Our marketing efforts are directed primarily toward increasing our business with existing clients as well as obtaining business from new clients. We regularly develop and offer innovations in products and services for our clients that allow us to grow sales at existing locations while enhancing value to those clients and their customers or employees by tailoring new offerings to their needs.

 Types of Contracts

   We use three general contract types in our food and support services segments: profit and loss contracts, profit sharing contracts and management fee contracts. These contracts differ in their provision for the amount of risk that we bear and potential compensation, profits or fees we may receive. Many of our contracts contain characteristics of more than one of the three general types of contracts described below. Commission rates and management fees, if any, may vary significantly among contracts based upon various factors, including the type of facility involved, the term of the contract and the services we provide and the amount of capital we invest. Generally, our contracts require that the client's consent be obtained in order to raise prices on the food, beverages and merchandise we sell within a particular facility.

   Profit and Loss Contracts. Under profit and loss contracts, we receive all of the revenue from and bear all of the expenses of the provision of our services at a client location. Under this type of contract, we assume the downside risk of the operation while benefiting from any potential upside benefit. Expenses under profit and loss contracts sometimes include commissions paid to the client, typically calculated as a percentage of various categories of sales, and, in some cases, require minimum guaranteed commissions. While we often benefit from greater upside potential with a profit and loss contract, we are responsible for the operating costs and consequently bear greater risk than with a management fee or profit sharing contract. The majority of our contracts fall into this category.

   Profit Sharing Contracts. Under profit sharing contracts or limited profit and loss contracts, we may receive either a percentage of any profits earned from the provision of our services at the facility or a fixed fee after deducting expenses, and we generally receive no payments if there are losses. Approximately half of our business service clients partially subsidize our food service operations for the benefit of their employees.

   Management Fee Contracts. Under management fee contracts, we receive a management fee, typically calculated as a fixed dollar amount or a fixed or variable percentage of various categories of sales. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales or operating costs. We are reimbursed for substantially all of our costs and charges under these contracts. Both our upside potential and downside risk are reduced.

   The length of contracts that we enter into with clients varies. Business, campus and healthcare support services are generally provided under contracts of indefinite duration, which may be subject to termination on short notice by either party without cause. Contracts in other businesses generally are for fixed terms, some of which may be well in excess of one year. Client contracts for sports, entertainment and recreational services typically require capital investments, but have correspondingly longer and fixed terms, usually from five to 15 years.

   When we enter into new contracts, or extend or renew existing contracts, particularly those for stadiums, arenas, convention centers and other sports, entertainment and recreational facilities, we are sometimes contractually required to make some form of up-front or future capital investment to help finance facility improvement construction or renovation. Contractually required capital expenditures typically take the form of investment in leasehold improvements, food service equipment and/or grants to clients. At the end of the contract term or its earlier termination, assets such as equipment and leasehold improvements typically become the property of the client, but generally the client must reimburse us for any undepreciated or unamortized capital expenditures.

   Contracts within the food and support services group are generally obtained and renewed either through a competitive process or on a negotiated basis. We selectively bid on contracts to provide services at facilities within the private and public sectors with contracts in the public sector frequently being awarded on a competitive bid basis under the requirements of applicable law. Contracts for food services with school districts and correctional clients are typically awarded through a formal bid process. Contracts in the private sector may be entered into on a less formal basis, but we and other companies will compete in the process leading up to the contract.

 Competition

   There is significant competition in the food and support services business from local, regional, national and international companies, as well as from businesses, healthcare institutions, colleges and universities, correctional facilities, school districts and public assembly facilities. These institutions may decide to operate their own services following the expiration or termination of contracts with us or with our competitors. In our U.S. Food and Support Services business, our major external competitors include other multi-regional food service providers, such as Compass Group plc, Delaware North Companies Inc., Fine Host Corporation, Sodexho Alliance SA and Volume Services America, Inc. Internationally, our major food service and support service competitors in the outsourced market include Compass Group plc, Elior SA, International Service System A/S, Pedus Service and Sodexho Alliance SA. We also face competition from many regional and many local service providers, some of which are well-established within a specific region or country.

   While the markets in which we operate continue to be highly fragmented, in recent years the contract food service industry has experienced consolidation and multi-national expansion. Recently, Sodexho Alliance has completed significant acquisitions in the United States and France and recently completed a tender offer to acquire the majority position of Sodexho Marriott Services Inc., which it did not already own. Likewise, Compass Group recently completed several transactions in the United Kingdom and the United States.

   We believe that the principal competitive factors in our business include:

  .  quality and breadth of services and management talent;

  .  service innovation;

  .  reputation within the industry;

  .  pricing; and

  .  the ability to make capital investments.

   We believe that the breadth and creativity of our food and support services capabilities are competitive strengths, enabling us to meet the needs of clients seeking a single provider of multiple services. We also believe that our entrepreneurial stockholder/managers enhance these strengths by driving service innovations to improve the quality and consistency of our services. These factors lead to a level of customer satisfaction that fosters a reputation for excellence in the industry. We further believe that our scale and strong operating infrastructure are competitive strengths.

 Seasonality

   Our sales and operating results have varied, and are expected to continue to vary, from quarter to quarter as a result of different factors. Within our United States Food and Support Services segment, there is a lower level of activity during the first and second fiscal quarters in the generally higher margin sports, entertainment and recreational services. This lower level of activity is partially offset during our first and second fiscal quarters by the increased provision of campus and school support services. Conversely, there is a significant increase in the provision of sports, entertainment and recreational services during the third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools. Similar, but less pronounced seasonal factors, affect our international Food and Support Services segment.

Uniform and Career Apparel

 Overview

   Our Uniform and Career Apparel Group provides uniforms, career and image apparel, equipment, work clothes and accessories to meet the needs of clients in a wide range of industries in the United States, including manufacturing, transportation, construction, restaurants and hotels, public safety and healthcare industries and many others. We supply garments, other textile and paper products, public safety equipment and other accessories through rental, purchase and direct mail programs to approximately two million individuals and businesses each year. The combined rental and direct sales market in the United States totals approximately $18 billion, including garments and other textile products but not including an additional $6 to $7 billion of uniforms sold to individuals through retail channels.

   Customers use our uniforms to meet a variety of needs, including:

  . establishing corporate identity and brand awareness--uniforms help identify employees working for a particular company or department and promote a company's brand identity. Uniformed employees are perceived as trained, competent and dependable, and uniforms provide a professional image of employees by enhancing the public appearance of those employees and their company;

  . protecting workers--uniforms help protect workers from difficult environments such as heavy soils, heat, flame or chemicals;

  . protecting products--uniforms help protect products against contamination in the food, pharmaceutical, electronics and health care industries; and

  . retaining employees--uniforms enhance worker morale and help promote teamwork.

Uniform and Career Apparel -- Rental Segment

   Our Uniform and Career Apparel--Rental segment provides a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance. We rent or lease uniforms, career and image apparel, work clothing, outerwear, particulate-free garments and additional textile and related products to businesses in a wide range of industries throughout the United States. Our uniform products include shirts, pants, jackets, coveralls, jumpsuits, smocks, aprons and specialized protective wear. We also offer non-garment items and related services, including industrial towels, floor mats, mops, linen products, as well as paper products and safety products. Our uniform business is the second largest in the United States, generating $995 million in sales, or 13% of our total fiscal 2001 sales. In addition to our United States operations, we own a minority interest in ARATEX Corporation, which provides uniform rental services in Japan.

   The outsourcing of career apparel needs through a uniform rental program offers customers advantages over ownership. Renting eliminates investment in uniforms and the related costs associated with employee turnover, offers flexibility in styles, colors and quantities as customer requirements change, assures consistent professional cleaning, finishing, repair and replacement of items in use and decreases expense and management time necessary to administer a uniform program. Centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garments and garment services than customers could be by themselves. We believe that of the approximately 140 million person U.S. civilian workforce, approximately 30 million workers wear some type of uniform, and of these only 20% currently use a rental service for their uniforms.

 Customers and Services

   Our Uniform and Career Apparel--Rental segment serves businesses of all sizes in many different industries. We have a diverse customer base, serving more than 300,000 customer locations in 39 states from over 200 service locations and distribution centers nationwide. Our customers include companies such as American Airlines, Inc., Safeway, Inc. and Wal-Mart Stores, Inc. We offer a range of garment rental service options, from full-service rental programs in which we clean and service garments and replace uniforms as needed, to lease programs in which garments are cleaned and maintained by individual employees. We also clean and service customer-owned uniforms.

   As part of our full service rental business, we design and choose fabrics, styles and colors specific to a customer's needs. We stock a broad product line of uniforms and career apparel. We typically visit our customers' sites weekly, delivering clean, finished uniforms and, at the same time, removing the soiled uniforms or other items for cleaning, repair or replacement as necessary. Under our leasing program, we provide the customer with rental garments which are cleaned either by the customer or individual employees. This program is ideal for customers operating in low soil environments. This program also benefits clients by reducing their capital investment in garments. We administer and manage the program, and repair and replace garments as necessary.

   Our cleanroom service offers advanced static dissipative garments, barrier apparel, sterile garments and cleanroom application accessories for customers with contamination-free operations in the technology, food, healthcare and pharmaceutical industries. We provide reusable and disposable garment programs and were the first national cleanroom garment provider to have ISO-9002 certification at all of our cleanrooms. We believe we are a recognized leader in the highly specialized and exacting cleanroom garment industry.

 Operations

   We operate our uniform rental business as a hub-and-spoke network of plants and depots in strategic locations. This network is comprised of 73 laundry plants and 132 satellite plants and depots supporting approximately 2,700 pick-up and delivery routes. We lease and operate a fleet of approximately 4,300 service vehicles that pick up and deliver uniforms for cleaning and maintenance.

   We operate a fabric cutting facility in Georgia and sewing plants in Puerto Rico and Mexico, which satisfy a substantial amount of our standard uniform inventory needs. We also purchase additional uniform and textile products as well as equipment and supplies from several domestic suppliers and, to some extent, from non-domestic suppliers. The loss of any one vendor would not have a significant impact on us.

   We have undertaken several initiatives in the last several years to improve operating efficiency and cut costs in our uniform rental business. For example, in fiscal 2000 we opened new manufacturing facilities to source more of our garments in-house and reduce garment costs. Further, we have invested, and continue to invest, in automated equipment and processes in our laundry facilities, which we believe will improve throughput and reduce labor costs.

 Sales and Marketing

   We locate our plants and depots in areas characterized by expanding industries and economic growth. We employ more than 300 trained sales representatives whose sole function is to sell our services to potential customers and develop new accounts through the use of an extensive, proprietary database of pre-screened and qualified business prospects. However, our more than 3,000 customer service representatives and approximately 500 district managers are active salespersons as well. We build our brand identity through local advertising, promotional initiatives and through our distinctive service vehicles. Our customers frequently come to us through client referrals, either from our uniform rental business or from our other service sectors. Our customer service representatives generally interact on a weekly basis with their clients, while our support personnel are charged with expeditiously handling customer requirements regarding the outfitting of new customer employees and other customer service needs.

   In connection with the provision of our services, we have developed or acquired long-standing brand name recognition through our ApparelOne(R), WearGuard and Crest(R) uniform programs. Our ApparelOne program assists customers in meeting their specific needs by offering quality and brand name products through a combination of rental, lease or purchase options. We customize the program on an individual client basis to offer a single catalog and/or website specifically tailored to the client's needs.

 Types of Contracts

   We typically serve our rental customers pursuant to written service contracts for an initial term of three to five years. While customers are not required to make an up-front investment for their uniforms, in the case of non-standard uniforms and certain specialty products or programs, customers do agree to reimburse us for our costs if they terminate their agreement before completion of the current service term.

 Competition

   Although there is a continuing trend towards consolidation in the United States, the rental markets we serve are highly fragmented, and competition varies from location to location. Much of the competition consists of smaller local and regional firms, however, our major competitors include Cintas Corporation, G&K Services, Inc. and Unifirst Corporation. We believe that the primary competitive factors that affect our operations, in order of importance, are quality, service, design consistency of product, garment cost and distribution capability, particularly for large multi-location customers, and price. We believe that our ability to compete effectively is enhanced by the quality and breadth of our product line.

Uniform and Career Apparel -- Direct Marketing Segment

   Our Uniform and Career Apparel--Direct Marketing segment designs, sells and distributes personalized uniforms, rugged work clothing, outerwear, business casual apparel, and footwear, public safety equipment and accessories through mail order catalogs, websites, telemarketing and field sales representatives. In fiscal 2001, this segment generated $439 million in sales, or 6% of our total company sales, substantially all in the United States. Teamed with our rental business, our direct marketing enables us to provide a total uniform solution to our clients.

   After experiencing declines in operating results in fiscal 1998 and 1999, we have recently repositioned our direct marketing businesses. At WearGuard, we reduced the number of our catalog mailings while increasing our telemarketing efforts to shift our emphasis to business-to-business sales. In our Galls business we recently completed the integration of a new warehouse into our distribution network and, after a year of operating difficulties, we have increased the efficiency of this unit. We also have recently completed the integration of WearGuard with Crest. Our operating performance in our direct marketing business improved in fiscal 2000 and fiscal 2001.

 Customers and Services

   WearGuard-Crest. We are a leading national distributor of distinctive image apparel, which include uniforms and work clothing, to workers in a wide variety of industries including construction, utilities, repair and maintenance services, restaurant and hospitality and healthcare. The combination of these two operations allows us to deliver expanded services to customers through catalog, web and telemarketing sectors.

  . WearGuard. With its recognized brand name, WearGuard is America's largest direct mail and telemarketing retailer of work clothes, serving personalized work clothing needs for almost 50 years. WearGuard designs and embroiders personalized uniforms and logos for customers through an extensive computer assisted design center and distributes work clothing, outerwear, business casual apparel and footwear throughout the United States. Our customer service function is further supported by our management information systems, which provide our personnel with access to information on the status of customers' orders, inventory availability and shipping information, as well as information regarding customers' individual employees, including names, sizes, uniform styles and colors.

  . Crest. Crest is a leading designer and distributor of uniform apparel programs to the restaurant, hotel and healthcare industries. Crest is a leading supplier to the quick service restaurant industry and is the largest domestic supplier of uniforms to McDonald's Corporation.

   Galls. Galls is the country's largest mail order supplier of uniforms and equipment to public safety professionals and is currently celebrating its 30th year of service. This business caters to the special needs of people involved in public safety, fire fighting, correctional, and emergency medical services. Galls markets uniforms, equipment and accessories under the Galls(R), DynaMed and other well-known brand names to over one million individuals and public safety departments and private safety agencies.

 Operations

   We conduct our direct marketing activities principally from our facilities in Norwell, Massachusetts, Roanoke, Virginia and Lexington, Kentucky. Customer orders are filled by our warehouse personnel and generally shipped directly to customers within one business day. None of our customers represents individually a material portion of our sales. We manufacture a significant portion of our uniform requirements and offer a variety of customized personalization options such as embroidery and logos. We also purchase uniforms and other products from a number of domestic and international suppliers.

   In the last few years, we have undertaken several initiatives to reduce operating costs in our direct marketing operations and provide better service to our clients. By reducing the number of WearGuard catalogs in circulation and increasing our business telemarketing sales force, we shifted our sales focus from the less profitable individual consumer to the business purchaser. We have also sourced more of our garments from our own manufacturing facilities to reduce the cost of garments and simplify operations. We have integrated and streamlined our WearGuard and Crest operations, consolidating operating personnel and distribution at one location. As part of this process, we reviewed our product offering and reduced the number of items offered by eliminating redundant and low-volume items.

 Sales and Marketing

   Our direct marketing operations distribute approximately 25 million catalogs annually to approximately ten million existing and prospective customers. Catalog distribution is based on the selection of recipients in accordance with predetermined criteria from customer lists developed by WearGuard and Galls as well as those purchased or rented from other organizations. Our substantial in-bound and out-bound telemarketing operations are staffed by approximately 580 trained professionals. We also sell across the Internet at www.wearguard.com and www.galls.com.

 Types of Contracts

   Because the bulk of our customers purchase on a recurring basis, our backlog of orders at any given time consists principally of orders in the process of being filled. With the exception of certain governmental bid business, most of our direct marketing business is conducted under invoice arrangement with repeat customers.

 Competition

   The direct sales markets we serve are highly fragmented. We believe that the primary competitive factors that affect our direct marketing operations are quality, service, design consistency of products, distribution and price. There are other companies in the uniform, work clothing or public safety direct marketing business that have financial resources comparable to ours. Much of the competition consists of smaller local and regional companies and numerous retailers, including some large chain apparel retailers, as well as numerous catalog sales sources.

 Seasonality

   Due to a number of factors, primarily related to the weather in the northern tier of the United States and the Thanksgiving-Christmas holiday period, there is a seasonal increase in the sales of directly marketed work clothing during our first fiscal quarter.

Educational Resources

   We are the second largest provider of for-profit childcare services in the United States, operating community-based and employer on-site childcare centers and elementary schools and before and after school programs on the premises of elementary schools. Since 1969 we have served the childcare and early education markets, providing education to children between the ages of six weeks and 12 years. We operate the highest percentage of childcare centers accredited by the National Association for the Education of Young Children (NAEYC) among the major community childcare providers. Our Educational Resources segment employs approximately 17,000 individuals across 28 states and the District of Columbia, serving more than 100,000 children at more than 1,200 locations. In fiscal 2001, our Educational Resources segment generated $463 million in sales, or 6% of our total sales.

 Customers and Services

   Our Educational Resources segment provides parents with a comprehensive set of educational choices: early care and education, work/life partnerships and school partnerships. We also operate eight private elementary schools in seven states under the Meritor Academy and Warren Walker brand names.

   Early Care and Education. Branded under the name Children's World, our early care and education business serves approximately 75,000 children from 50,000 households at 613 centers. Our largest presence is in Minneapolis (43 centers), Denver/Boulder (48 centers), Chicago (46 centers) and Dallas/Fort Worth (40 centers). We seek to differentiate ourselves from our competitors by focusing on enriched educational content, particularly when compared with the standard childcare option offered by local providers.

   Our typical Children's World center is configured for 100 to 180 children, contains five to seven classrooms and a full-service kitchen and outdoor play area. We are pursuing a strategy to build or acquire new centers in newer upper-middle to upper income suburban areas with high concentrations of dual-income families. Generally, our customers have had a previous childcare experience and choose center-based care within a two-to-five mile radius of their homes in order to provide their children with educational preparation, socialization and safety.

   We believe that a significant percentage of new business is the result of direct referrals from existing customers. In addition to marketing directly to families, we also seek to enter into preferred customer agreements with particular employers, which provide a discount for their employees.

   Work/Life Partnerships. Our work/life partnerships business offers a variety of childcare services to employers at 30 employer-based sites, and corporate relationships are offered at our community locations under the brand name ARAMARK Work/Life Partnerships.

   School Partnerships. Our school partnerships business provides before and after-school enrichment programs, pre-school programs, such as pre-math, pre-reading and early science, kindergarten enrichment and summer camps at 575 sites under the brand name Medallion. These services are usually provided on-site at elementary schools.

 Competition

   The childcare and early educational services market is highly fragmented and competitive. We believe the significant competitive factors for educational services include quality of care, reputation, location, physical appearance at facilities, types of programs offered and price. We face significant competition from local nursery schools and childcare centers, including church-affiliated and other non-profit centers, such as the YMCA; other for-profit, center-based childcare providers; providers of childcare services operating out of homes; in-home care provided primarily by nannies and relatives; and preschool, kindergarten and before and after school programs provided by public schools, as well as state or locally operated preschools. There are also several national, such as KinderCare Learning Centers and La Petite Academy, or regional for-profit companies with sizeable numbers of centers and similar economies of scale in curriculum development, marketing and site development.

 Seasonality

   Operations of our Educational Resources segment typically follow a seasonal cycle linked to the elementary school calendar and holiday periods. New enrollments are highest in the mid-August to mid-September period, coinciding with the start of the school year. Enrollment typically builds throughout the school year, reaching a peak in April or May. Enrollment in the summer months is generally lower as parents choose from a greater number of summer camp and other childcare options.

Employees of ARAMARK

   As of September 28, 2001, we had a total of approximately 200,000 employees, consisting of approximately 124,000 full-time and approximately 76,000 part-time employees in our five business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the fourth quarter. The approximate number of employees by segment is as follows: Food and Support Services--United States: 133,000; Food and Support Services--International: 35,000; Uniform and Career Apparel--
Rental: 13,000, Uniform and Career Apparel--Direct Marketing: 2,200; and Educational Resources: 16,500. In addition, the ARAMARK corporate staff is approximately 115 employees. Approximately 33,000 employees in the United States are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.

Governmental Regulation

   We are subject to various governmental regulations, such as environmental, employment and health and safety. In addition, our facilities and products are subject to periodic inspection by federal, state, and local authorities. We have installed various internal controls and procedures designed to maintain a high level of compliance with these regulations. The cost of our compliance programs is not material, but is subject to additions to or changes in federal or state legislation, or changes in regulatory implementation or interpretation of government regulations. If we fail to comply with applicable laws, we could be subject to civil remedies, including fines and injunctions, as well as potential criminal sanctions.

 Food and Support Services Segments

   Our operations are subject to various governmental regulations, such as those governing:

  .  the service of food and alcoholic beverages;

  .  minimum wage and employment;

  .  governmentally funded entitlement programs;

  .  environmental protection; and

  .  human health and safety.

   While there are a variety of regulations at various governmental levels relating to the handling, preparation and serving of food, including in some cases requirements relating to the temperature of food, and the cleanliness of the kitchen and the hygiene of its personnel, these regulations are enforced primarily at the local public health department level. We cannot assure you that we are in full compliance at all times with all applicable laws and regulations. Furthermore, additional or amended regulations in this area may significantly increase the cost of compliance.

   In addition, various federal and state agencies impose nutritional guidelines and other requirements on us at certain of the education and corrections facilities we serve. There can be no assurance that federal or state legislation, or changes in regulatory implementation or interpretation of government regulations, would not limit our activities in the future or significantly increase the cost of regulatory compliance.

   Since we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers, we also hold liquor licenses incidental to our contract food service business and are subject to the liquor license requirements of the states in which we hold a liquor license. As of September 28, 2001, we and our subsidiaries held liquor licenses in 40 states.

   Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. A few of our contracts require us to pay liquidated damages during any period in which our liquor license for the relevant facility is suspended and most contracts are subject to termination in the event that we lose our liquor license for the relevant facility.

   Our service of alcoholic beverages must also comply with applicable state, provincial and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as one who is intoxicated or a minor. If we violate dram shop laws, we may be liable to third parties for the acts of the patron. We sponsor regular training programs to minimize the likelihood of such a situation although we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.

 Uniform and Career Apparel Segments

   Our uniform rental segment is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries use and must dispose of detergent wastewater and other residues through publicly operated treatment works or similar government bodies and are subject to volume and chemical discharge limits and penalties and fines for non-compliance. We are attentive to the environmental concerns surrounding the disposal of these materials and have through the years taken measures to avoid their improper disposal. In the past, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to rectify the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits.

   We do not anticipate any material capital expenditures for environmental remediation that would have a material effect on our financial condition, and we are not aware of any material non-compliance with environmental laws.

 Educational Resources Segment

   Center Licensing Requirements. Our childcare centers are subject to numerous state and local regulations and licensing requirements which generally cover the fitness and adequacy of buildings and equipment, the ratio of staff personnel to enrolled children, staff training, record keeping, the dietary program, the curriculum and compliance with health and safety standards. Some changes, such as increasing the ratio of staff to enrolled children, can result in significantly increased costs to operate our business. If one of our centers fails to comply with applicable regulations, that center could be subject to state sanctions. These sanctions may include fines, corrective orders, placement on probation or, in more serious cases, suspension or revocation of the center's license to operate or all of our centers' licenses to operate in that state. Changes in the regulatory frameworks within which we operate may cause us to incur substantial costs in order to comply.

   Childcare Tax Incentives. Tax incentives for childcare programs potentially can benefit us. Section 21 of the Internal Revenue Code of 1986 provides a federal income tax credit ranging from 20% to 30% of specified childcare expenses. For eligible taxpayers with one child, a credit can be claimed on a maximum of $2,400 of eligible expenses. For eligible taxpayers with two or more children, a credit can be claimed on a maximum of $4,800 of eligible expenses. The fees paid to us by eligible taxpayers for childcare services qualify for these tax credits, subject to the limitations of Section 21 of the Code. However, these tax incentives are subject to change.

   Childcare Assistance Programs. During fiscal 2001, approximately 15% of this segment's net sales were generated from federal and state childcare assistance programs, primarily the Childcare and Development Block Grant and Social Services Block Grant. These programs are designed to assist low-income families with childcare expenses and are administered through various state agencies. Although additional funding for childcare may be available for low-income families as part of welfare reform, there is no assurance that we will benefit from any such additional funding.

Intellectual Property

   We have the patents, trademarks, trade names and licenses that are necessary for the operation of our business as we currently conduct it. Other than the ARAMARK name, we do not consider our patents, trademarks, trade names and licenses to be material to the operation of our business.

The Proposed ServiceMaster Acquisition

   On October 3, 2001, we signed a definitive agreement to acquire ServiceMaster Management Services. The aggregate consideration of the transaction is approximately $800 million in cash. The transaction is subject to customary consents, approvals, conditions and clearances. The transaction has been cleared under the Hart-Scott-Rodino Act.

   We believe that the ServiceMaster Management Services acquisition is a significant strategic acquisition for us. We believe the acquisition will further enhance our leadership position in outsourced services by making us a more effective competitor for facility management services accounts. We believe the acquisition will provide us with strategic benefits including:

  . opportunities to cross-sell: facility management services to our existing clients, clinical equipment maintenance services to our existing healthcare clients, and food and support services and other outsourced services to ServiceMaster Management Services' existing clients;

  . cost synergies including selling, general and administrative synergies, and synergies resulting from sharing of best practices, such as our purchasing practices; and

  . infusing our entrepreneurial culture and our business-to-business focus to improve service quality and client retention at ServiceMaster Management Services.

   Business of ServiceMaster Management Services. ServiceMaster Management Services and its related entities provide a variety of facility management services to the healthcare, education and business and industry client sectors. These services are provided nationwide and include the management of housekeeping, plant operations and maintenance, laundry and linen, grounds keeping and landscaping, clinical equipment maintenance, food service, engineering consulting services relating to building operations, materials management and total facility management. ServiceMaster Management Services also has operations in Canada and maintains licensing arrangements with local service providers in approximately 30 other countries.

   ServiceMaster Management Services generally provides management services to supervise clients' labor forces under fixed price or similar contracts. In a portion of the contracts, it shares with the client the benefit from cost savings and efficiencies it realizes over the agreed budget but bears the risk of costs incurred in excess of the agreed budget.

   Healthcare. ServiceMaster Management Services is a leading provider of supportive management services, including the management of housekeeping, clinical equipment maintenance, food services, plant operations and maintenance, laundry and linen, grounds and landscaping and the provision of total facility management to hospitals, healthcare systems, long term care communities and other healthcare organizations. ServiceMaster Management Services also provides consulting services to healthcare clients, including assessments of supply chain, equipment, food service and other hospital-based services. ServiceMaster Management Services serves approximately 850 clients in the healthcare sector. Significant clients in the healthcare sector include Mt. Sinai Hospital in New York and University of Virginia Medical Center.

   Education. ServiceMaster Management Services is a leading provider of plant operations and maintenance, custodial and grounds management and landscape services to primary schools, secondary schools and school districts, private specialty schools and colleges and universities. ServiceMaster Management Services serves approximately 300 educational clients. Significant clients in the education sector include Princeton University and Houston Independent School District.

   Business and Industry. ServiceMaster Management Services is a leading provider of plant operations and maintenance and custodial and grounds management services to business and industry clients, serving approximately 400 clients.

   Services provided include facility operations and maintenance, groundskeeping and landscaping, housekeeping, production equipment maintenance and cleanroom services to corporate headquarters, manufacturing plants and distribution centers. Services provided to the business and industry client sector also include housekeeping, facility maintenance, contract staffing, pest management and grounds care, as well as other specialized services, to clients in the food processing industry. In addition, ServiceMaster Management Services provides certain airport auxiliary services, transportation related services and temporary placement services.

   Financings. We intend to finance our acquisition of ServiceMaster Management Services and related expenses in an aggregate of approximately $806 million in cash by borrowing approximately an additional $206 million under our existing senior revolving credit facility and $600 million under a new bridge financing facility with a group of banks arranged by J.P. Morgan Securities Inc. We expect the bridge financing facility to be unsecured and to have a one-year term, beginning on the date that we close the acquisition. We expect that ARAMARK Services, Inc., our wholly owned subsidiary, will be the borrower under the bridge financing facility and that we and certain other subsidiaries will guaranty the obligations in the same manner as our senior revolving credit facility. We expect interest under the bridge financing facility to be based on, at our option, LIBOR plus a spread ranging from 1.125% to 1.875% per annum and an initial spread of 1.375% (with the spread increasing by 0.25% after six months and by an additional 0.25% after nine months) or the higher of the prime rate or 0.5% per annum over the federal funds rate. We expect the bridge financing facility to have restrictive covenants, financial covenants and events of default substantially similar to those included in our senior revolving credit facility.

   We expect to repay a portion of the bridge financing with a portion of the proceeds from our offering of new Class B common stock. In addition, we may consider several different types of financing arrangements to replace the remainder of the borrowings under the bridge financing prior to its expiration date. These arrangements may include a publicly or privately offered debt financing and accounts receivable sale.

Item 2. Properties

   Our principal executive offices are located at ARAMARK Tower, 1101 Market Street, Philadelphia, Pennsylvania 19107. Our principal real estate is comprised primarily of educational and childcare facilities, of which a significant number are held under long-term operating leases. As of September 28, 2001, we operated approximately 652 facilities in our educational resources segment. Of these, 493 are leased, 136 are owned and 23 are managed for third parties. Some leases provide for contingent rent if the center's operating revenue exceeds a specified base level. Generally, the leases provide for renewal options under the same terms and conditions. We believe that if we were unable to renew the lease on any of these facilities, other suitable facilities would be available to meet our needs. As of September 28, 2001, we operated approximately 200 facilities in our uniform and career apparel segments. Of these, approximately half are leased and approximately half are owned. We also maintain other real estate and leasehold improvements, which we use in the uniform and career apparel and food and support services segments. No individual parcel of real estate owned or leased is of material significance to our total assets.

Item 3. Legal Proceedings

   We are presently engaged in discussions with the U.S government towards a civil settlement and resolution of a grand jury investigation in Illinois involving our school support services business. The investigation has been conducted by the United States Attorneys' Offices in the Southern District of Illinois, with assistance from the United States Department of Agriculture's Office of Inspector General. The investigation relates to whether certain pricing practices in connection with the management services provided by us to public school food service programs are consistent with United States Department of Agriculture regulations. A grand jury subpoena was also issued out of the Eastern District of Missouri. As of November 1, 2001, we are currently negotiating a settlement of certain of the matters raised in the Illinois investigation and we do not believe that the settlement currently being discussed will have a material adverse effect on us. During these negotiations, all investigative activities have been stayed. With respect to any matters that will not be resolved by the settlement, we believe that our interpretation of the applicable government regulations is correct and if any claims were to be pursued, we would vigorously pursue our defenses. However, we can give no assurance that the outcome of any such claim would not have a material adverse effect on us. Recently, a civil complaint alleging breach of contract, common law fraud and common law civil conspiracy has been filed on behalf of the East St. Louis School District seeking the certification of a class action for the restitution to all school districts served by us of the value of federally donated commodities and discovery has just recently commenced. We intend to vigorously defend ourselves against these claims. However, we can give no assurance that the outcome of any such claim would not have a material adverse effect on us.

   Our uniform rental segment is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. A subsidiary of ARAMARK, as a result of activities of acquired businesses prior to their acquisition by us, has been identified as a potentially responsible party, along with numerous other parties, for cleanup of a Superfund site in Monterrey, California. In September 2001, the subsidiary entered into a consent decree in which it agreed to pay $1.2 million to fully settle the matter. We engage in informal settlement discussions with federal, state and local authorities regarding allegations of violations of environmental laws at operations relating to our uniform rental segment or to businesses conducted by our predecessors, the aggregate amount of which and related remediation costs would not have a material adverse effect on our financial condition or results of operations.

   From time to time, we are a party to various legal actions involving claims incidental to the normal conduct of our business, including actions by clients, customers and employees, but we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

   There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

Item 4A. Directors and Executive Officers of the Registrant

Directors

   The following table presents the names and positions of our directors, their ages as of September 28, 2001 and the length of time they have been directors:

   Name                          Age Position                             Since
   ----                          --- --------                             -----
   Joseph Neubauer..............  59 Chairman and Chief Executive Officer 1979
                                     and Director (2)(3)
   Lawrence T. Babbio, Jr. .....  56 Director (3)(4)                      1999
   Patricia C. Barron...........  58 Director (1)                         1997
   Robert J. Callander..........  70 Director (2)(3)(4)(5)                1986
   Leonard S. Coleman, Jr. .....  52 Director (1)                         2000
   Ronald R. Davenport..........  65 Director (1)(4)(5)                   1980
   Edward G. Jordan.............  71 Director (1)(2)(3)                   1980
   Thomas H. Kean...............  66 Director (3)(4)                      1994
   James E. Ksansnak............  61 Director (3)                         1997
   James E. Preston.............  68 Director (2)(3)(4)                   1993
   Karl M. von der Heyden.......  65 Director                             2001

--------
The numbers following the positions held by the directors indicate membership in the following board committees at September 28, 2001:
(1)  Audit and Corporate Practices
(2)  Executive
(3)  Finance
(4)  Human Resources, Compensation and Public Affairs
(5)  Stock

   Joseph Neubauer has been our chief executive officer since February 1983 and the chairman since April 1984; he was our president from February 1983 to May 1997. He is a director of Verizon Communications Inc., formerly Bell Atlantic Corporation, CIGNA Corporation, Federated Department Stores, Inc. and Wachovia Corporation.

   Lawrence T. Babbio, Jr. has been vice-chairman and president of Verizon Communications Inc., formerly Bell Atlantic Corporation, since July 2000. He was president and chief operating officer of Verizon from December 1998 until July 2000. He was president and chief executive officer of Verizon's Network Group and chairman of Verizon's Global Wireless Group from August 1997 until December 1998. From January 1995 to August 1997 he was vice chairman of Verizon Communications and prior to that was executive vice president and chief operating officer of Verizon. He is a director of Compaq Computer Corporation.

   Patricia C. Barron has been clinical associate professor at the Leonard N. Stern School of Business of New York University since September 1999 and prior to that was an executive-in-residence and senior fellow. She was vice president of Business Operations Support of Xerox Corporation from April 1997 to July 1998. From 1995 to 1997, she was president of Engineering Systems of Xerox Corporation and from 1992 to 1994, was president of Office Document Products of Xerox Corporation. She is a director of Quaker Chemical Corporation, Teleflex Corporation, Ultralife Batteries, Inc. and United Services Automobile Association.

   Robert J. Callander was executive-in-residence at the Business School of Columbia University from 1992 to June 2000. He was president of Chemical Bank and Chemical Banking Corporation from August 1990 to June 1992. He is a director of Omnicom Group, Inc., Scudder Global High Income Fund Inc., Scudder New Asia Fund Inc., The Korea Fund Inc., The Brazil Fund Inc. and The Argentina Fund Inc.

   Leonard S. Coleman, Jr. has been the chairman of Arena Co. since September 2001 and Senior Advisor, Major League Baseball since November 1999. He was President, The National League of Professional Baseball Clubs from 1994 to 1999. He is a director of Cendant Corporation, Churchill Downs Incorporated, Electronic Arts Inc. H.J. Heinz Company, New Jersey Resources Corporation, Omnicom Group, Inc., Owens Corning and Radio Unica Communications Corp.

   Ronald R. Davenport has been the chairman of Sheridan Broadcasting Corporation since 1972. He is a director of Mellon Private Asset Management.

   Edward G. Jordan was the chairman and chief executive officer of Consolidated Rail Corporation from 1975 to 1981 and served as the president of The American College from 1982 until 1987.

   Former Governor Thomas H. Kean was the Governor of the State of New Jersey from 1982 until 1990. He has been the president of Drew University since 1990. He is a director of Amerada Hess Corporation, Fiduciary Trust Company International, The Pepsi Bottling Group, Inc. and United HealthCare Corporation.

   James E. Ksansnak was our vice chairman from May 1997 until February 2001. From February 1991 to May 1997, he was our executive vice president; from May 1986 to February 1991, he was our senior vice president; and from May 1986 to May 1997, he was our chief financial officer. He is a director of Advanta Corp. and CSS Industries, Inc.

   James E. Preston was the chairman of Avon Products, Inc. from 1989 to 1999 and president and chief executive officer from September 1988 until June 1998. He is a director of Reader's Digest Association and Venator Group, Inc.

   Karl M. von der Heyden was the vice chairman of PepsiCo, Inc. from February 1998 until February 2001 and vice chairman and chief financial officer from September 1996 to February 1998. Between December 1993 and August 1994 he was president and chief executive officer of Metallgesellschaft Corp. In May 1993, he retired as co-chairman and chief executive officer of RJR Nabisco Inc. He is a director of AstraZeneca PLC and Federated Departments Stores, Inc.

Executive Officers

   The following table presents the names and positions of our executive officers, their ages as of September 28, 2001 and the length of time they have been officers:

   Name                     Age Position                                          Officer Since
   ----                     --- --------                                          -------------
   Joseph Neubauer.........  59 Chairman and Chief Executive Officer and Director     1979
   William Leonard.........  53 President and Chief Operating Officer                 1992
   Bart J. Colli...........  53 Executive Vice President, General Counsel and         2000
                                Secretary
   Brian G. Mulvaney.......  45 Executive Vice President, Human Resources and         1993
                                Public Affairs
   L. Frederick              49 Executive Vice President and Chief Financial          1983
    Sutherland.............     Officer
   John J. Zillmer.........  46 Executive Vice President                              2000
   Barbara A. Austell......  48 Senior Vice President and Treasurer                   1996
   John M. Lafferty........  57 Senior Vice President, Controller and Chief           2000
                                Accounting Officer
   Dean E. Hill............  50 Vice President, Investor Relations                    1993
   Donald S. Morton........  53 Vice President, Assistant Secretary and               1984
                                Associate General Counsel
   Michael R. Murphy.......  44 Vice President                                        1995
   Richard M. Thon.........  46 Assistant Treasurer                                   1994

   Except as set forth below, the principal occupation of each executive officer throughout the past five years has been the performance of the functions of the corporate offices shown above.

   William Leonard has been our president and chief operating officer since May 1997. He was our executive vice president from May 1992 until May 1997.

   Bart J. Colli joined us in February 2000 as general counsel and was elected as our executive vice president and secretary in March 2000. Prior to joining us, he was a partner with McCarter & English LLP since 1985.

   Brian G. Mulvaney was elected our executive vice president in August 1996. He was our senior vice president from February 1995 to August 1996 and our vice president from February 1993 to February 1995.

   L. Frederick Sutherland became our chief financial officer in May 1997. He has served as our executive vice president since May 1993.

   John J. Zillmer was elected as our executive vice president in May 2000. He was president of our Business Services division from May 1995 to August 1999 when be became president of our Food and Support Services International division. He became president of our Food and Support Services division in May 2000.

   John M. Lafferty joined us and was elected as our senior vice president and appointed controller and chief accounting officer in August 2000. Prior to joining us, he retired as a partner with Arthur Andersen LLP, where he had been a partner since 1977.

   Barbara A. Austell was elected as our senior vice president and treasurer in August 1996. Prior to joining us in July 1996, she was a managing director of J.P. Morgan & Co.

   Donald S. Morton was elected as our vice president in August 2000. He has been assistant secretary since 1984.

   Michael R. Murphy was elected as our vice president in February 2000. Prior to that he was director of audit and controls since September 1995.

   Our executive officers are elected annually by the board of directors and serve at their discretion or until their successors are duly elected and qualified.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   There are currently approximately 3,674 record holders of Class B common stock of the Company, all of whom are or were employees or directors of the Company (or members of their families or trusts created by them). There are currently 75 record holders of the Class A common stock of the Company, all of whom are institutional investors, Company benefit plans or individuals not employed by the Company.

   The Company has not paid a cash dividend during the last two fiscal years. From time to time, the Board of Directors may consider paying cash dividends in the future, based upon the Company's circumstances at that time.

   There is no established public trading market for the common stock of the Company. However, employees of the Company have been able to sell shares of common stock through various programs maintained by the Company. See Note 6 to the consolidated financial statements for information regarding the Company's shareholders' agreement.

The Merger and the Public Offering

   On July 17, 2001, ARAMARK Corporation filed with the Securities and Exchange Commission (SEC) a joint proxy statement/prospectus contained in a Registration Statement on Form S-4 relating to the proposed merger of ARAMARK Corporation with ARAMARK Worldwide Corporation (AWC). In the merger, ARAMARK Corporation will merge with and into its newly formed subsidiary, AWC, and each outstanding ARAMARK Corporation old Class B and old Class A common share will become two shares and twenty shares, respectively, of the surviving corporation's Class A common stock. AWC's name will become ARAMARK Corporation, and the surviving corporation will succeed to all of the assets, liabilities, rights and obligations of ARAMARK Corporation. On November 16, 2001, the SEC declared effective our joint proxy statement/prospectus.

   Soon after the merger is approved by our stockholders which is expected to occur on or about December 10, 2001, subject to market conditions, ARAMARK Corporation plans to make an initial public offering of new Class B common stock. In that regard, on July 17, 2001, ARAMARK Corporation also filed with the SEC a registration statement on Form S-1.

The Stock Buyback

   After the initial public offering, we intend to purchase up to 10% in the aggregate of the outstanding shares of our class A common stock in a stock buyback, which will consist of a cash tender offer for a portion of our outstanding shares of class A common stock outstanding after the merger and a repurchase of shares of our class A common stock from our 401(k) plans.

Item 6.

                      SELECTED CONSOLIDATED FINANCIAL DATA

   The following table presents selected consolidated financial data. This information should be read in conjunction with the consolidated financial statements and the related notes thereto and Management's Discussion and Analysis of Results of Operations and Financial Condition, each included elsewhere herein.

                                  ARAMARK Corporation and Subsidiaries
                              ------------------------------------------------
                               Fiscal Year Ended on or near September 30
                              ------------------------------------------------
                              1997(1)   1998(2)     1999      2000      2001
                              --------  --------  --------  --------  --------
                               (in millions, except per share amounts and
                                                ratios)
Income Statement Data:
Sales.......................  $6,576.1  $6,638.9  $6,742.3  $7,262.9  $7,788.7
Operating income............     331.9     333.1     375.2     419.6     439.5
Interest and other financing
 costs, net.................     116.0     117.3     135.8     147.8     153.3
Income before extraordinary
 item.......................     146.1     133.7     150.2     168.0     176.5
Net income..................     146.1     129.2     150.2     168.0     176.5
Earnings per share:
  Basic.....................     $1.16     $1.17     $1.59     $1.88     $2.06
  Diluted...................      1.10      1.10      1.48      1.77      1.95
Ratio of earnings to fixed
 charges (3)................       2.3x      2.3x      2.2x      2.3x      2.3x

Balance sheet data (at
 period end):
Total assets................  $2,753.6  $2,741.3  $2,870.5  $3,199.4  $3,216.4
Long-term borrowings........   1,213.9   1,705.0   1,609.7   1,777.7   1,635.9
Common stock subject to
 potential repurchase (4) ..      23.3      20.0      20.0      20.0      20.0
Shareholders equity(deficit)
 (5)........................     370.0     (78.9)    126.6     111.5     246.9

Other Financial Data:
EBITDA (6)..................    $523.6    $528.9    $568.9    $640.4    $679.7
Net cash provided by
 operating activities.......     230.1     276.7     293.2     407.1     496.9
Net cash used in investing
 activities.................     (59.7)   (189.6)   (216.2)   (483.6)   (279.2)
Net cash provided by/(used
 in) financing activities...    (168.3)    (93.8)    (69.9)     73.4    (217.5)

--------
(1) Fiscal 1997 is a fifty-three week period, and includes other income of $11.7 million.
(2) During fiscal 1998, the Company redeemed or replaced certain indebtedness, resulting in extraordinary charges, net of taxes, of $4.5 million, or $0.04 per share.
(3) For the purpose of determining the ratio of earnings to fixed charges, earnings include pre-tax income plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals).
(4) See Note 6 to the consolidated financial statements.
(5) Fiscal 1998 shareholders' equity (deficit) reflects the repurchase of approximately $530 million of the Company's Class A common stock pursuant to a cash tender offer in June 1998.
(6) EBITDA represents net income before interest, taxes, depreciation and amortization, a measurement used by management to measure operating performance. EBITDA is not a recognized term under generally accepted accounting principles and does not purport to be an alternative to operating income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies calculate EBITDA identically, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of free cash flow for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements.

Item 7.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   The following discussion and analysis of our results of operations and financial condition for the fiscal years ended October 1, 1999, September 29, 2000 and September 28, 2001 should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note About Forward-Looking Statements and Business sections and elsewhere in this annual report.

Results of Operations

   The following tables present our sales and operating income and related percentages attributable to each operating segment for fiscal years 1999, 2000 and 2001.

                                                   Fiscal
                                   -------------------------------------------
                                       1999           2000           2001
                                   -------------  -------------  -------------
              Sales                   $       %      $       %      $       %
              -----                --------  ---  --------  ---  --------  ---
                                           (dollars in millions)
Food and Support Services--United
 States..........................  $3,993.5   59% $4,396.3   61% $4,782.1   61%
Food and Support Services--
 International...................     975.2   14   1,001.9   14   1,109.3   14
Uniform and Career Apparel--
 Rental..........................     911.9   14     969.6   13     995.2   13
Uniform and Career Apparel--
 Direct Marketing................     462.0    7     455.7    6     438.8    6
Educational Resources............     399.7    6     439.4    6     463.3    6
                                   --------  ---  --------  ---  --------  ---
                                   $6,742.3  100% $7,262.9  100% $7,788.7  100%
                                   ========  ===  ========  ===  ========  ===

                                                   Fiscal
                                   -------------------------------------------
                                       1999           2000           2001
                                   -------------  -------------  -------------
        Operating Income              $       %      $       %      $       %
        ----------------           --------  ---  --------  ---  --------  ---
                                           (dollars in millions)
Food and Support Services--United
 States..........................    $222.3   59%   $244.5   58%   $264.7   60%
Food and Support Services--
 International...................      32.0    9      40.2   10      39.4    9
Uniform and Career Apparel--
 Rental..........................     106.9   29     118.5   28     119.7   27
Uniform and Career Apparel--
 Direct Marketing................       3.9    1      10.8    2      15.6    4
Educational Resources............      34.7    9      32.3    8      25.4    6
                                   --------  ---  --------  ---  --------  ---
                                      399.8          446.3          464.8
Corporate and other..............     (24.6)  (7)    (26.7)  (6)    (25.3)  (6)
                                   --------  ---  --------  ---  --------  ---
                                     $375.2  100%   $419.6  100%   $439.5  100%
                                   ========  ===  ========  ===  ========  ===

 Fiscal 2001 Compared to Fiscal 2000

 Consolidated Overview

   Sales for fiscal 2001 were $7.8 billion, an increase of 7% over fiscal 2000. Sales increases in the Food and Support Services segments, the Uniform and Career Apparel--Rental segment, and the Educational Resources segment were partially offset by a decline in sales in the Uniform and Career Apparel-- Direct Marketing segment. Excluding the impact of acquisitions, primarily in the Food and Support Services segments, and the unfavorable impact of foreign currency translation, sales for fiscal 2001 increased 4% over the prior year. Further excluding the estimated effect on sales of the September 11th terrorist attacks, the increase would have been approximately 5%. Operating income of $439.5 million increased $19.9 million or 5% over the prior year. Excluding the impact of acquisitions and foreign currency translation, operating income increased 3%. Higher unemployment levels in the United States manufacturing and automotive sectors, along with increased energy costs, the general economic slowdown in the United States, a litigation related charge, and the terrorist attacks of September 11, 2001, have adversely impacted the fiscal 2001 results. As discussed below, the Company was directly and indirectly impacted by the terrorist attacks on September 11th (primarily in the Food and Support Services--United States segment). Had the terrorist attacks not occurred, management estimates that operating income, net income and diluted earnings per share would have been approximately 2%, 3% and 3% higher in fiscal 2001, respectively.

   Interest and other financing costs, net for fiscal 2001 increased 4% compared to the prior year due to increased borrowing levels to fund acquisitions, stock repurchases and working capital requirements, partially offset by the impact of lower interest rates.

 Segment Results

                                                     Fiscal         Change
                                                ----------------- ------------
                                                  2000     2001     $      %
                                                -------- -------- ------  ----
                                                    (dollars in millions)
Sales by Segment
Food and Support Services--United States....... $4,396.3 $4,782.1 $385.8   8.8%
Food and Support Services--International.......  1,001.9  1,109.3  107.4  10.7
Uniform and Career Apparel--Rental.............    969.6    995.2   25.6   2.6
Uniform and Career Apparel--Direct Marketing...    455.7    438.8  (16.9) (3.7)
Educational Resources..........................    439.4    463.3   23.9   5.4
                                                -------- -------- ------  ----
Consolidated Sales............................. $7,262.9 $7,788.7 $525.8   7.2%
                                                ======== ======== ======  ====

   Food and Support Services--United States segment sales increased 9% over the prior year due to acquisitions, primarily the Ogden Entertainment, Inc. acquisition in the third quarter of fiscal 2000 (approximately 5%), net new accounts (approximately 2%) and increased volume (approximately 2%). Softness in employment levels, particularly in the manufacturing and automotive sectors, slowed growth in the business services and vending sectors, while sales growth was strong in the correctional and healthcare sectors. Sales in the sports and entertainment sector were also adversely impacted by the general economic slowdown and the terrorist attacks of September 11th. As a result of the events of September 11th, customer locations in and around the World Trade Center were either destroyed or closed and Major League Baseball and National Football League games scheduled for September were postponed until fiscal 2002. Had the terrorists attacks not occurred, management estimates that segment sales would have been approximately 1% higher. Sales in the Food and Support Services-- International segment increased 11% over the prior year period. Excluding the unfavorable impact of foreign currency translation, sales increased 18% due to net new accounts (approximately 8%), increased volume (approximately 5%) and the impact of the Campbell Bewley acquisition (approximately 5%), with double-digit growth in the United Kingdom and European markets. Sales in the Uniform and Career Apparel--Rental segment increased 3% due to increased volume (approximately 2%) and pricing (approximately 1%). Sales growth in this sector has been constrained by softness in the manufacturing, automotive and airline sectors. Uniform and Career Apparel--Direct Marketing segment sales decreased 4% compared to the prior year due primarily to lower volume. The general softening of the economy and a decrease in business spending have adversely impacted 2001 sales in this segment. In fiscal 2000, sales to the safety equipment and accessories market were adversely impacted by the startup of a distribution facility. Educational Resources segment sales increased 5% over the prior year due primarily to pricing (approximately 3%) and new locations (approximately 6%), partially offset by lower enrollment at existing locations (approximately 4%).

                                                     Fiscal          Change
                                                  --------------  -------------
                                                   2000    2001     $      %
                                                  ------  ------  -----  ------

                                                    (dollars in millions)
Operating Income by Segment
Food and Support Services--United States......... $244.5  $264.7  $20.2    8.3%
Food and Support Services--International.........   40.2    39.4   (0.8)  (2.0)
Uniform and Career Apparel--Rental...............  118.5   119.7    1.2    1.0
Uniform and Career Apparel--Direct Marketing.....   10.8    15.6    4.8   44.4
Educational Resources............................   32.3    25.4   (6.9) (21.4)
Corporate and other..............................  (26.7)  (25.3)   1.4    5.2
                                                  ------  ------  -----  ------
Consolidated Operating Income.................... $419.6  $439.5  $19.9    4.7%
                                                  ======  ======  =====  ======

   Food and Support Services--United States segment operating income increased 8%. Excluding the impact of acquisitions, operating income increased 4% due to the sales increases noted above, partially offset by the impact of the September 11th events, a litigation related charge and startup costs on a large correctional services contract in the fourth quarter of fiscal 2001. Excluding the litigation charge and startup costs, reported segment operating income increased 12%. Additionally, had the terrorist attacks not occurred, management estimates that 2001 segment operating income would have been approximately 3% higher than reported. Reduced employment levels and generally soft economic conditions (including the September 11th impact) constrained profit growth, particularly in the second half of fiscal 2001. Operating income in the Food and Support Services--International segment decreased 2%. Excluding the unfavorable impact of foreign currency translation, acquisitions, and an asset sale gain in the prior year, segment operating income increased 14% over the prior year due to the sales increases noted above, partially offset by increased infrastructure and acquisition integration costs in the U.K. and increased food costs in Germany as a result of previous bovine spongiform encephalopathy (BSE), or so-called "mad cow disease," and foot and mouth disease outbreaks in Europe. Uniform and Career Apparel--Rental segment operating income increased 1% over the prior year due to the sales increases noted above and the absence of garment manufacturing startup costs incurred in the prior year, partially offset by increased fuel, energy and other operating costs. The slowdown in the United States economy has constrained both volume and pricing growth, negatively impacting operating income, particularly in the last half of fiscal 2001. Operating income in the Uniform and Career Apparel-- Direct Marketing segment increased 44% over the prior year due to reduced catalog, distribution and administrative expenses, partially offset by the impact of lower sales. Additionally, operating results in the segment were adversely impacted in the prior year by start up costs related to a distribution facility. Educational Resources segment operating income decreased 21%. Operating results in this segment continue to be adversely affected by reduced enrollment at mature centers and continuing high labor and employee medical costs.

 Near Term Outlook

   As discussed above, the events of September 11th, together with the continuing economic slowdown in the United States have negatively affected recent operating results, and we anticipate such conditions will continue into the first quarter of fiscal 2002. While many of our businesses are likely to be affected to some degree, we anticipate the effects to be more pronounced in our U.S. food and support services operations, particularly those serving business customers and tourist and convention center customers; in our uniform rental operations and in our childcare business. Although the near term economic outlook is uncertain, we believe it is likely that first quarter 2002 consolidated operating income will be approximately 5% below the amount reported in the comparable prior year period. When economic conditions return to more normal levels, we anticipate that our operating results will improve.

 Fiscal 2000 Compared to Fiscal 1999

 Consolidated Overview

   Sales for the fiscal year ended September 29, 2000 were $7.3 billion, an increase of 8% over fiscal 1999. Sales increased in the Food and Support Services, Uniform Career and Apparel--Rental and Educational Resources segments and decreased slightly in the Uniform and Career Apparel--Direct Marketing segment. Excluding the impact of acquisitions, primarily in the Food and Support Services--United States segment, sales increased approximately 5% over fiscal 1999. Operating income of $419.6 million increased $44.4 million or 12% over the prior year due to double-digit earnings increases in the Food and Support Services and Uniform and Career Apparel segments, partially offset by decreased earnings in the Educational Resources segment. Excluding the impact of acquisitions, operating income increased approximately 8% over the prior year period. Our operating income margin increased to 5.8% from 5.6% due primarily to the leveraging of fixed costs and effective cost controls in the Uniform and Career Apparel segments. Throughout fiscal 2000 the operating results of several business segments have been affected by the trend of rising labor, medical insurance and fuel costs. Various cost containment and price increase programs have been initiated, and such efforts continued into fiscal 2001.

   Interest expense increased $12.0 million or 9% over the prior year due to increased debt levels, primarily to fund acquisitions and stock repurchases, and increased interest rates.

 Segment Results

                                             Fiscal             Change
                                        ----------------- -------------------
                                          1999     2000      $          %
                                        -------- -------- --------  ---------
                                               (dollars in millions)

Sales by Segment
Food and Support Services--United
 States................................ $3,993.5 $4,396.3 $  402.8       10.1%
Food and Support Services--
 International.........................    975.2  1,001.9     26.7        2.7
Uniform and Career Apparel--Rental.....    911.9    969.6     57.7        6.3
Uniform and Career Apparel--Direct
 Marketing.............................    462.0    455.7     (6.3)      (1.4)
Educational Resources..................    399.7    439.4     39.7        9.9
                                        -------- -------- --------  ---------
Consolidated Sales..................... $6,742.3 $7,262.9 $  520.6        7.7%
                                        ======== ======== ========  =========

   Food and Support Services--United States segment sales increased 10% over the prior year due to acquisitions (approximately 5%) and increased volume (approximately 5%) including new accounts. Sales in the Food and Support Services--International segment increased 3% compared to fiscal 1999. Excluding the unfavorable impact of foreign currency translation, sales in this segment increased 9% due to new accounts (approximately 5%) and increased volume (approximately 5%), partially offset by the impact of a divestiture in fiscal 1999 (approximately 1%). Sales in the Uniform and Career Apparel--Rental segment increased 6% over the prior year period due to pricing (approximately 2%) and increased volume (approximately 4%). Uniform and Career Apparel--Direct Marketing segment sales decreased 1% from fiscal 1999. Segment sales performance reflects a decrease in direct uniform sales (approximately 4%), primarily as a result of a planned reduction in catalog circulation, which was partially offset by increased sales in the safety equipment and accessories market (approximately 3%) due to increased volume and the acquisition of Dyna Corporation in the second quarter of fiscal 1999. Educational Resources segment sales increased 10% over the prior year due to pricing (approximately 5%) and new locations (approximately 7%), partially offset by lower enrollment at existing locations (approximately 2%).

                                           Fiscal               Change
                                      ------------------  -------------------
                                        1999      2000       $          %
                                      --------  --------  --------  ---------
                                             (dollars in millions)

Operating Income by Segment
Food and Support Services--United
 States..............................   $222.3    $244.5     $22.2       10.0%
Food and Support Services--
 International.......................     32.0      40.2       8.2       25.6
Uniform and Career Apparel--Rental...    106.9     118.5      11.6       10.9
Uniform and Career Apparel--Direct
 Marketing...........................      3.9      10.8       6.9      176.9
Educational Resources................     34.7      32.3      (2.4)      (6.9)
Corporate and other..................    (24.6)    (26.7)     (2.1)      (8.5)
                                      --------  --------  --------  ---------
Consolidated Operating Income........   $375.2    $419.6     $44.4       11.8%
                                      ========  ========  ========  =========

   Food and Support Services--United States segment operating income increased 10%. Excluding the impact of acquisitions, operating income increased 3% over fiscal 1999 due to the sales increases noted above, partially offset by increased employee healthcare and other operating costs, including a provision in the first quarter for a receivable from a customer that filed for bankruptcy. Food and Support Services--International segment operating income increased 26% over the prior year. Excluding the impact of asset sale gains from both years ($3.8 million and $1.1 million, respectively), foreign currency translation and fiscal 1999 operating losses at a Mexican subsidiary, operating income increased 1% over the prior year due to the sales increases noted above, partially offset by increased operating and business expansion costs. Uniform and Career Apparel--Rental segment operating income increased 11% over the prior year period due to the sales increases noted above and leveraging of fixed costs, partially offset by costs related to the startup of certain garment manufacturing operations. Operating income in the Uniform and Career Apparel--Direct Marketing segment increased to $10.8 million in fiscal 2000 from $3.9 million in fiscal 1999 due to increased margins and reduced catalog and other costs, partially offset by the impact of lower sales and increased costs related to a new distribution center. Educational Resources segment operating income decreased 7%. Operating results have been adversely impacted by the limited supply and increased cost of labor resulting from the very competitive labor markets, as well as increased employee medical costs. Competition for scarce labor resources continued to affect results in this segment during fiscal 2001.

Financial Condition and Liquidity

   Reference to the consolidated statements of cash flows will facilitate understanding of the discussion that follows:

 Fiscal 2001

   Cash provided by operating activities was $497 million in fiscal 2001 and $407 million in fiscal 2000. Excluding the impact of the accounts receivable sale transaction described below, cash provided by operating activities for fiscal 2001 was $356 million, reflecting a reduction in current liabilities due to the timing of certain payments such as taxes, commissions, retirement benefits and stock repurchase obligations. Debt decreased by $167 million, primarily due to the accounts receivable sale transaction noted above.

   During fiscal 2001, we repurchased $91 million of our Class A and B common stock, issuing $36 million in installment notes as partial consideration. Additionally, we received approximately $32 million (including proceeds from the sale of deferred payment obligations) related to the issuance of Class B common stock through the exercise of installment stock purchase opportunities.

   During fiscal 2001, we terminated the $125 million Educational Resources credit facility, reduced borrowing capacity under the Canadian credit facility from C$80 million to C$70 million, and established a $200 million accounts receivable sale facility. During the second quarter of fiscal 2001, we entered into an agreement, which we refer to as the receivables facility, with several financial institutions whereby we sell on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined. Pursuant to the receivables facility, we formed ARAMARK Receivables, LLC, a wholly-owned, special purpose, bankruptcy-remote subsidiary. Under the receivables facility, certain of our subsidiaries transfer without recourse all of their trade accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. We have retained collection and administrative responsibility for the participating interests sold. The agreement expires in March 2004. We have approximately $525 million of unused committed credit availability under our senior revolving credit facility. Additionally, we have shelf registration statements on file with the SEC for the issuance of up to $500 million of debt securities. The debt securities can be issued under an indenture dated July 15, 1991, which permits us to issue unsecured debt obligations with interest rates and terms to be established at the time of issuance based on prevailing market conditions. As of September 28, 2001, we have capital commitments of approximately $108 million in connection with several long-term concession contracts. We currently expect to fund most acquisitions, capital expenditures and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment and borrowings available under our credit facilities or note issuances. As of September 28, 2001, we had approximately $86 million outstanding in foreign currency borrowings.

   On October 3, 2001, we signed a definitive agreement to acquire the management services division of The ServiceMaster Company, which we refer to as ServiceMaster Management Services. The aggregate consideration for the transaction is approximately $800 million in cash. The transaction is subject to customary consents, approvals, conditions and clearances.

   We intend to finance the acquisition of ServiceMaster Management Services by borrowing approximately an additional $200 million under the senior revolving credit facility and $600 million under a new bridge financing facility with a group of banks arranged by J.P. Morgan Securities, Inc. We expect to repay a portion of the bridge financing with a portion of the proceeds from the proposed public offering described below.

   A subsidiary of the Company has filed Form S-1 and S-4 registration statements (as amended) with the Securities and Exchange Commission and is in the process of becoming a publicly traded company. The Company expects to merge with this subsidiary just prior to the completion of the public offering of new Class B common stock. In the merger, ARAMARK will merge with and into its newly formed subsidiary, ARAMARK Worldwide Corporation, and each outstanding ARAMARK old Class B and old Class A common share will become two shares and twenty shares, respectively, of the surviving corporation's Class A common stock and have the effect of a two-for-one stock split. ARAMARK Worldwide Corporation's name will become ARAMARK Corporation, and the surviving corporation will succeed to all of the assets, liabilities, rights and obligations of ARAMARK.

   The proposed transaction is intended to put in place a capital structure that will give ARAMARK greater financial flexibility to respond to changes in worldwide market conditions with a publicly-traded equity security that can be used, when appropriate, for strategic initiatives. ARAMARK intends to use a portion of the proceeds of the public offering to fund a cash tender offer for some of the new class A common stock which will be held by current shareholders and to repurchase shares from employee benefit plans. ARAMARK intends to begin the cash tender offer as soon as practicable after the proposed offering of class B common stock. The remainder of the proceeds will be used to reduce debt as described above.

New Accounting Pronouncements

   On June 30, 2001, the Financial Accounting Standards Board (FASB) finalized SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, rather it will be subject to at least an annual assessment for impairment by applying a fair value based test. We are required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2003. However, goodwill and other intangible assets acquired after June 30, 2001, are subject immediately to the nonamortization and amortization provisions of this statement. We will adopt the nonamortization and amortization provisions of SFAS No. 142 beginning in the first quarter of fiscal 2002. During fiscal 1999, 2000 and 2001, goodwill amortization (pre-tax) was $21.3 million, $22.2 million and $25.4 million, respectively. We are currently evaluating the impact of the transitional goodwill impairment test required by SFAS No. 142.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2003.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We are required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2003.

   We are currently evaluating the impact of both SFAS No. 143 and 144.

                 SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

   The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements that reflect our current views as to future events and financial performance with respect to our operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "estimate," "expect," "will be," "will continue," "will likely result," "project," "intend," "plan," "believe" and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.

   These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, including ramifications of the September 11th terrorist attacks, increased operating costs, shortages of qualified personnel, costly compliance with governmental regulations, currency risks and other risks associated with international markets, risks associated with acquisitions, our ability to integrate and derive the expected benefits from our acquisition of ServiceMaster Management Services, competition, decline in attendance at client facilities, unpredictability of sales and expenses due to contract terms, high leverage, claims relating to the provision of food services, liability associated with non-compliance with governmental regulations, including regulations pertaining to food services, the environment and childcare service, seasonality and adverse publicity concerning incidents at childcare centers.

   In this annual report and particularly in "Risk Factors", we have estimated the impact that unfavorable economic conditions, including ramifications of the September 11th terrorist attacks, competition for labor, the labor stoppage that disrupted the 1994 and 1995 Major League Baseball seasons, and the effect of event cancellations, have had on our expected sales and results of operations. The actual impact of such estimates may vary from those stated in this annual report.

   Forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they are made. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this annual report or that may be made elsewhere from time to time by, or on behalf of, us.

                                  RISK FACTORS

Risk Factors Relating to Our Business

 General

   Unfavorable economic conditions and increased operating costs adversely affect our results of operations and financial condition.

   Recently, our food and support services and uniform and career apparel segments have been adversely affected by weaker economic conditions in the United States, particularly with respect to manufacturing and technology clients. Production cutbacks in the manufacturing industry have adversely affected our results of operations for fiscal 2001. Layoffs and business downturns have increased among our business clients, which has negatively affected our sales. We estimate that these unfavorable economic conditions have reduced our consolidated sales for fiscal 2001 by approximately 2% from the level of sales we would have expected absent such conditions. A national or international economic downturn reduces demand for our services in each of our operating segments, which has resulted, and may in the future result, in the loss of business or increased pressure to contract for business on less favorable terms than our generally preferred terms. Although the near term economic outlook is uncertain, we believe that it is likely that first quarter fiscal 2002 consolidated operating income will be approximately 5% below the amount reported in the comparable prior year period.

   Our profitability could be adversely affected if we were faced with cost increases for food, fuel, utilities, wages, piece goods, clothing and equipment, especially to the extent we were unable to recover such increased costs through increases in the prices for our services, due to general economic conditions, competitive conditions, or both. For example, substantial increases in the cost of fuel and utilities have resulted in substantial cost increases in our uniform services business, and to a lesser extent in our food and support services segment, which have not been fully recoverable due to general economic conditions, competitive conditions, or both. In particular, our business segments that operate in California have been negatively impacted by significant increases in electricity, natural gas and fuel costs. We estimate that our costs have increased in the range of $6 million to $8 million in fiscal 2001 as a result of these factors. Increases in energy costs particularly impact our uniform and career apparel business.

   Our business may suffer if we are unable to hire and retain sufficient qualified personnel or if labor costs continue to increase.

   Over the past several years, the United States has experienced reduced levels of unemployment. This has created a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, continuation of low levels of unemployment could compromise our ability in certain of our businesses to continue to provide quality service or compete for new business. From time to time, we have had difficulty in hiring and maintaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. Our success depends to a substantial extent on the ability, experience and performance of our management, particularly our Chairman and Chief Executive Officer, Joseph Neubauer. After the offering of new Class B common stock, we may experience more employees leaving our employ, as employees will now have the ability to leave our employ with their ARAMARK common stock, which they could not previously do, and with potentially more financial resources. We also regularly hire a large number of part-time workers, particularly in our food and support services segments. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has resulted in wage increases that in some recent periods have had the effect of substantially increasing our labor costs. We estimate that such competition for labor has increased our wage costs for certain of our businesses in the range of 3% to 5% from what such costs would have been absent such conditions. Due to the labor intensive nature of our businesses, a continued shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.

   Our expansion strategy involves risks.

   We may seek to acquire companies or enter into joint ventures that complement our business, and our inability to complete acquisitions, integrate acquired companies successfully or enter into joint ventures may render us less competitive. We may be evaluating acquisitions or engage in acquisition negotiations at any given time. We cannot assure you that we will be able to identify acquisition candidates or joint venture partners on commercially reasonable terms or at all. If we make additional acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized. Likewise, we cannot be sure that we will be able to obtain additional financing for acquisitions. Such additional financing could be restricted by the terms of our debt agreements or it could be more expensive than our current debt. In addition, our ability to control the planning and operations of our joint ventures may be subject to numerous restrictions imposed by the joint venture agreements. Our joint venture partners may also have interests which differ from ours.

   The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial, operational and managerial resources that would otherwise be available for the ongoing development or expansion of our existing operations. To the extent that we have miscalculated our ability to integrate and operate the business to be acquired, we may have difficulty in achieving our operating and strategic objectives. The diversion of management attention, particularly in a difficult operating environment, may affect our sales. Possible future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities and amortization expenses related to intangible assets, all of which could have a materially adverse effect on our financial condition, operating results and/or cash flow. After this offering, we may finance acquisitions through the issuance of additional shares of our common stock.

   If we are unable to successfully integrate ServiceMaster Management Services or derive the benefits we expect, our operating results, sales and profits may be materially adversely affected.

   Our future results of operations and cash flow may depend in part upon our ability to integrate ServiceMaster Management Services and achieve the strategic operating objectives we anticipate from this acquisition. We have not previously undertaken an integration process as large as the integration plans required by this acquisition. In order to succeed, we will need to:

  . capitalize on the opportunities afforded by ARAMARK's and ServiceMaster's combined services offerings;

  . maintain strong relationships with clients, which as a result of the ServiceMaster acquisition will increase the number of our facilities management clients by approximately 1,550 to approximately 1,800;

  . combine and manage our employee base, which as a result of the ServiceMaster acquisition will increase the number of our employees by approximately 18,000 to a total of approximately 218,000; and

  . integrate operating and financial systems.

   ServiceMaster's business is based upon contractual relationships with customers. Some or all of those customers may choose not to continue their contractual relationship with us at the time of contract renewal. In addition, the acquisition of ServiceMaster Management Services will increase our debt levels by approximately $806 million, significantly exceeding historical levels, and our interest expense in fiscal 2001 on a pro forma basis giving effect to this acquisition would have increased by approximately $53 million. As a result, we will need to manage effectively our cash position and working capital levels.

   The recent terrorist attacks on the United States have directly and indirectly negatively affected our operating results, sales and profits.

   The September 11, 2001 terrorist attacks on New York City and Washington, D.C. have adversely affected our operating results in the fourth fiscal quarter of 2001. Had the terrorist attacks not occurred, management estimates that operating income would have been approximately 2% higher in fiscal 2001. Our retail and food service operations in the World Trade Center and our childcare and food service operations at the Pentagon were directly affected by the attacks. Certain of our other businesses were indirectly affected as described below. To the extent the events of September 11th result in a further economic slowdown and disruptions in the United States and Europe, the negative effects on our business could be prolonged and pervasive, however, it is not possible to estimate such effects at this time. The national and global response to these terrorist attacks, many of which are still being formulated, including recent military, diplomatic and financial responses and any possible reprisals as a consequence of allied actions, may materially adversely affect us in ways we cannot predict at this time.

   Our business has been, and will continue to be affected in various ways including, but not limited to:

    . the loss of property such as operating equipment and merchandise inventory;

    .  costs incurred in providing assistance to the victim relief efforts;

    . direct costs of restoring our operations including cleanup, relocation, data re-creation;

    .  impairment of intangible assets;

    . lost sales and profits from closed and curtailed operations in the affected areas;

    . the lost opportunity to generate sales and profits as a result of sporting and other recreational event cancellations/postponements and reduced attendance at such events, reduced employment levels, particularly in the airline and related industries, reduced visitation at parks and resorts, and reduced attendance at conventions; and

    . increased cost of property and liability insurance and possible increased retentions due to uncertainty in the worldwide insurance and reinsurance markets.

The impact of the above was significant to our fiscal fourth quarter 2001 operating results as stated above. Although the near term economic outlook is uncertain, we believe it is likely that first quarter fiscal 2002 consolidated operating income will be approximately 5% below the amount reported in the comparable prior year period.

   We anticipate a substantial portion of our direct costs and other losses will be covered by insurance. We maintain workers compensation, general liability, property damage and business interruption coverages. The process of quantifying and compiling insurance claims and arranging settlements with multiple insurance carriers is continuing and will be ongoing for an extended time period.

   Requirements imposed by governmental regulations or interpretation of governmental regulations may change and require us to incur substantial expenditures to comply.

   We are subject to governmental regulation at the federal, state, provincial and local level in many areas of our business, such as food safety and sanitation, the sale of alcoholic beverages, environmental issues, childcare and the services we provide in connection with governmentally funded entitlement programs. While we endeavor to attain and maintain compliance with all applicable laws and regulations, governmental units may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations. While we attempt to comply with all applicable laws and regulations, we cannot assure you that we are in full compliance with all applicable laws and regulations or interpretations thereof at all times or that we will be able to comply with any future laws, regulations or interpretations thereof. If we fail to comply with applicable laws and regulations, we may be subject to criminal sanctions or civil remedies, including fines or injunctions. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our business and results of operations.

   Changes in or new interpretations of the governmental regulatory framework may affect our contract terms and may reduce our sales or profits.

   A portion of our sales, estimated to be approximately 15% in fiscal 2001, is derived from contracts with U.S. federal, state and local governments and agencies. Changes or new interpretations in the regulatory framework applicable to services provided under governmental contracts or bidding procedures, particularly by our food and support services businesses, could result in modifications to the methods we apply to price government contracts and in contract terms of shorter duration than we have historically experienced, each of which could result in sales or profits lower than we have historically achieved, which could have an adverse effect on our results of operations.

   Our international business results are influenced by currency fluctuations and other factors that are different than in the U.S. market.

   A significant portion of our sales is derived from international markets. During fiscal 2001, approximately 14% of our sales were generated outside the United States. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Sales of our Food and Support Services--International segment were unfavorably affected by currency translation by approximately 7% for fiscal 2001.

   Our international operations are also subject to other risks, including national and local regulatory requirements; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange restrictions; and local political and social conditions. There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations.

   Our operations are seasonal.

   In the first and second fiscal quarters, within the Food and Support Services--United States segment, there is a lower level of sales at the historically higher margin sports, entertainment and recreational food service operations which is partly offset by increased activity in the educational sector. In the third and fourth fiscal quarters, there has historically been a significant increase in sales at sports, entertainment and recreational accounts, which is partially offset by the effect of summer recess in the educational sector. The sales of WearGuard(R), one of our direct marketing companies, generally increase during the first quarter of the fiscal year because of the onset of colder weather in the northern tier of the United States as well as the gift giving holidays. For these reasons, a quarter to quarter comparison is not a good indication of our performance or how we will perform in the future.

   Our indebtedness may restrict certain growth opportunities.

   As of September 28, 2001, on a pro forma basis, we would have had approximately $2.2 billion of outstanding indebtedness, including $806 million of indebtedness to be incurred to finance the acquisition of ServiceMaster Management Services and related expenses. The size of our indebtedness may restrict the pursuit of certain new business opportunities. We will also have to use a portion of our cash flow to service our debt, which may prevent us from pursuing certain new business opportunities and certain acquisitions. Failure to maintain certain financial ratios could cause us to violate the terms of our credit facility agreements and thereby result in acceleration of our indebtedness, impair our liquidity and limit our ability to raise additional capital. Our failure to make required debt payments could result in an acceleration of our indebtedness, in which case the lenders thereunder would be entitled to exercise their remedies. We may incur additional indebtedness in the future.

 Food and Support Services

   Competition in our industry could adversely affect our results of operations.

   There is significant competition in the food and support services business from local, regional, national and international companies, of varying sizes, many of which have substantial financial resources. Our ability to successfully compete depends on our ability to provide quality services at a reasonable price and to provide value to our customers. Certain of our competitors may be willing to underbid us or accept a lower profit margin or expend more capital in order to obtain or retain business. In addition, existing or potential clients may elect to self operate their food service, eliminating the opportunity for us to serve them or compete for the account. While we have a significant international presence, should business sector clients require multi-national bidding, we may be placed at a competitive disadvantage because we may not be able to offer services in as many countries as some of our competitors.

   Sales of sports, entertainment and recreational services would be adversely affected by a decline in attendance at client facilities or by a reduction or cessation of events.

   The portion of our food and support services business which provides services in public facilities such as stadiums, arenas, amphitheaters, convention centers and tourist and recreational attractions is sensitive to an economic downturn, as expenditures to attend sporting events or concerts, take vacations, or hold or attend conventions is funded to a partial or total extent by discretionary income. A decrease in such discretionary income on the part of potential attendees at events in our clients' facilities could result in a reduction in our sales.

   Further, because our exposure to the ultimate consumer of what we provide is limited by our dependence on our clients to attract customers to their facilities and events, our ability to respond to such a reduction in attendance, and therefore our sales, is limited. For example, we have recently experienced an increase in event cancellation at convention centers which we believe is attributable to the current economic slowdown. As a result of such cancellations, we estimate our consolidated sales for fiscal 2001 were reduced by less than 1% from the level of sales we would have expected absent such cancellations. We believe the impact of the terrorist attacks resulted in additional event cancellations in our fourth fiscal quarter, as well as in the first quarter of fiscal 2002. We estimate that had the terrorist attacks not occurred, consolidated sales and operating income in fiscal 2001 would have been approximately 1% and 2% higher, respectively, than reported results. There are other occurrences which could reduce events in a facility or attendance at an event including labor disruptions involving sports leagues, poor performance by the teams playing in a facility and inclement weather, which would adversely affect sales and profits. Our sales and results of operations were adversely affected by the labor stoppage that disrupted the 1994 and 1995 Major League Baseball seasons. We estimated, at the time, that our consolidated operating income would have been approximately 5% higher in fiscal 1995 and approximately 3% higher in fiscal 1994 had the Major League Baseball and other labor disruptions not occurred. The Major League Baseball Collective Bargaining Agreement expired after the 2001 season. A shortened or cancelled 2002 season could result in a substantial loss of sales and reduced profits at Major League Baseball stadiums. In addition, many professional sports teams, including some of our clients, are currently either planning to move to a new facility or are considering doing so. Generally our sports facility contracts do not entitle us to move to a new facility when the sports team tenant of the present facility moves.

   The pricing and cancellation terms of our food and support services contracts may constrain our ability to recover costs and to make a profit on our contracts.

   The amount of risk that we bear and our profit potential vary depending on the type of contract under which we provide food and support services. We may be unable to fully recover costs on contracts that limit our ability to increase prices. In addition, we provide many of our services under short term, open ended cancelable contracts. Some of our profit and loss contracts contain minimum guaranteed remittances to our client regardless of our sales or profit at the facility involved. If sales do not exceed costs under a contract which contains minimum guaranteed commissions, we will be liable for bearing any losses which are incurred, as well as the guaranteed commission. Generally, our contracts limit our ability to raise prices on the food, beverages and merchandise we sell within a particular facility without the client's consent. In addition, some of our contracts exclude certain events or products from the scope of the contract, or give the client the right to modify the terms under which we may operate at certain events. The refusal by individual clients to permit the sale of some products at their venues, or the imposition by clients of limits on prices which are not economically feasible for us, could adversely affect our sales and results of operations.

   Claims of illness or injury associated with the service of food and beverage to the public could adversely affect us.

   Claims of illness or injury relating to food quality or food handling are common in the food service industry, and a number of these claims may exist at any given time. As a result, we could be adversely affected by negative publicity resulting from food quality or handling claims at one or more of the facilities that we serve. In addition to decreasing our sales and profitability at our facilities, adverse publicity could negatively impact our service reputation, hindering our ability to renew contracts on favorable terms or to obtain new business. In addition, broader trends in food consumption, such as the recent concern about beef consumption in Europe, may from time to time disrupt our business.

   One distributor provides approximately 55% of our U.S. food and non-food products (approximately 37% of our consolidated purchases of food and non-food products), and if our relationship or their business were to be disrupted, we could experience short term disruptions to our operations and cost structure.

   If our relationship with, or the business of, our main U.S. distributor of our food and non-food products were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected in the short-term.

   Governmental regulations may subject us to significant liability.

   Our operations are subject to various governmental regulations, including those governing:

  . the service of food and alcoholic beverages;

  . minimum wage and employment;

  . governmentally funded entitlement programs;

  . environmental protection; and

  . human health and safety.

   The regulations relating to each of our food and support service sectors are many and complex. For example, while there are a variety of regulations at various governmental levels relating to the handling, preparation and serving of food (including in some cases requirements relating to the temperature of food), and the cleanliness of food production facilities and the hygiene of food-handling personnel, these regulations are enforced primarily at the local public health department level. While we attempt to fully comply with all applicable laws and regulations, we cannot assure you that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. Furthermore, additional or amended regulations in this area may significantly increase the cost of compliance. We are currently negotiating a settlement with the U.S. government of certain matters related to public school food service programs, and we do not believe such settlement will have a material adverse effect on our financial condition or results of operations. It is possible, however, that future claims could be asserted related to such public school programs, and while management believes its interpretation of the applicable government regulations is correct, no assurance can be given as to the outcome of such claims, if asserted.

   We serve alcoholic beverages at many facilities, and must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as an individual who is intoxicated or a minor. If we violate dram shop laws, we may be liable to third parties for the acts of the patron. Although we sponsor regular training programs to minimize the likelihood of such a situation, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us. There can be no assurance that additional regulation in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the states in which we serve alcoholic beverages. Some of our contracts require us to pay liquidated damages during any period in which our liquor license for the facility is suspended, and most contracts are subject to termination if we lose our liquor license for the facility.

 Uniform and Career Apparel

   Competition in the uniform rental industry could adversely affect our results of operations.

   We have a number of major national competitors with significant financial resources. In addition there are strong regional and local uniform suppliers, whom we believe may have strong customer loyalty. While most customers focus primarily on quality of service, uniform rental is a price-sensitive service and if existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower prices, which would reduce our sales and profits. The uniform rental business requires investment capital for growth. Failure to maintain capital investment in this segment would put us at a competitive disadvantage.

   Environmental regulations may subject us to significant liability and limit our ability to grow.

   Our uniform rental segment is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. In particular, industrial laundries use and must dispose of detergent wastewater and other residues through publicly operated treatment works or similar government facilities and are subject to volume and chemical discharge limits and penalties and fines for non-compliance. In the past, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials. Although past settlements and contributions have not been material, there can be no assurance that we will not have to expend material amounts to rectify the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. While we conduct diligence investigations on acquired properties and attempt to fully comply with all applicable laws and regulations, there can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded plants.

 Educational Resources

   Competition in the childcare and early education industry is extensive and competitors may price their offerings below ours, which could cause a reduction in our sales and profits.

   Local nursery schools, childcare centers and in-home providers generally charge less for their services than we do. Many church-affiliated and other non-profit childcare centers have lower operating expenses than we do and may receive donations and/or other funding to subsidize operating expenses. Consequently, operators of such centers often charge tuition rates that are less than our rates. In addition, fees for home-based care are normally substantially lower than fees for center-based care because providers of home-based care are not always required to satisfy the same health, safety, insurance or operational regulations as our centers. Our competition also includes other large, geographically broad-based, for-profit early education and childcare companies. In addition, a number of states and local governments are operating or considering operating public preschools. In recent periods, reduced enrollment at mature centers and competitive pricing pressures have reduced our sales and profits.

   Adverse publicity and litigation concerning incidents at childcare centers could adversely affect our business and results of operations.

   Parent trust and referrals by other parents are very significant in the maintenance and growth of our business, and any decrease in trust or referrals can adversely affect our business. This trust is directly related to our reputation and favorable brand identity. However, like many other childcare providers, we are periodically subject to litigation alleging negligent hiring, training or supervision, inappropriate contact with children or other acts arising out of alleged incidents at our centers. Any adverse publicity concerning such incidents at one of our childcare centers, or childcare centers generally, could damage our reputation and could have an adverse effect on enrollment at our centers. Claims in the past have been covered by insurance. We believe our current claims will be covered by insurance. However, our insurance premiums may increase substantially in the future as a consequence of conditions in the insurance business generally, or our situation in particular, and continuing publicity with respect to alleged instances of child abuse in our industry could result in our inability to obtain insurance without a substantial increase in cost. Furthermore, our current or future insurance coverage may not protect us against all such claims.

   The childcare industry is heavily regulated and our failure to comply with those regulations could subject us to substantial liability or inhibit our ability to operate.

   Childcare centers are subject to numerous state, local and federal regulations and licensing requirements which generally cover the fitness and adequacy of buildings and equipment, the ratio of staff to enrolled children, staff training, record keeping, the dietary program, the curriculum and compliance with health and safety standards, and if we fail to comply with these, we may be prohibited from operating one or more of our childcare centers. Some changes, such as increasing the ratio of staff to enrolled children, can result in significantly increased costs to operate our business. If one of our centers fails to comply with applicable regulations, that center could be subject to state sanctions. These sanctions may include fines, corrective orders, probation or, in more serious cases, suspension or revocation of the center's license to operate. Changes in the regulatory frameworks within which we operate may cause us to incur substantial increases in costs in order to comply. While we attempt to fully comply with all applicable laws and regulations, we cannot assure you that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. If we fail to comply with applicable laws and regulations, civil remedies, including fines, could be imposed on us. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our business and results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

   We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of September 29, 2000 and September 28, 2001. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by expected fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at September 29, 2000 and September 28, 2001. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

                                 Expected Fiscal Year of Maturity
                          -----------------------------------------------------------
                                                                                Fair
As of September 29, 2000  2001  2002  2003    2004    2005    Thereafter Total  Value
------------------------  ----  ----  ----    ----    ----    ---------- -----  -----
                                   (US$ equivalent in millions)
Debt:
Fixed rate..............   $25   $25   $25    $300(a) $150       $467(a) $992   $951
Average interest rate...   6.8%  6.8%  6.8%    6.8%    8.2%       7.1%    7.2%
Variable rate...........   $60         $45      $4    $736               $845   $845
Average interest rate...   5.8%        8.0%    6.6%    7.6%               7.5%

Interest Rate Swaps:
Receive variable/pay
 fixed..................  $150  $100  $100                                       $(4)
Average pay rate........   7.0%  7.6%  7.7%
Average receive rate....   6.8%  6.7%  6.7%

                                 Expected Fiscal Year of Maturity
                          -----------------------------------------------------------
                                                                                Fair
As of September 28, 2001  2002  2003  2004    2005    2006    Thereafter Total  Value
------------------------  ----  ----  ----    ----    ----    ---------- -----  -----
                                   (US$ equivalent in millions)
Debt:
Fixed rate..............   $31   $25  $300(a) $150    $300(a)    $172    $978   $997
Average interest rate...   6.6%  6.8%  6.8%    8.2%    7.0%       7.2%    7.1%
Variable rate...........   $35   $50   $55    $550      $3        --     $693   $693
Average interest rate...   6.2%  4.9%  4.2%    4.1%    6.4%               4.3%
Interest Rate Swaps:
Receive variable/pay
 fixed..................  $100  $100                                            $(11)
Average pay rate........   7.6%  7.7%
Average receive rate....   3.6%  3.5%

--------
(a) Each balance includes $300 million of senior notes callable by us at any time.

Item 8. Financial Statements and Supplementary Data

   See Index to Financial Statements and Schedule at page S-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Not Applicable.

                                    PART III

   Items 10, 11, 12, and 13 of Part III are incorporated by reference to the Section titled "Election of Directors" in the registrant's Proxy Statement for its annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A (except for the committee report on executive compensation and the audit committee report in the Company's Proxy Statement).

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) Financial Statements

   See Index to Financial Statements and Schedule at page S-1.

   (b) Reports on Form 8-K

   On July 17, 2001, ARAMARK Worldwide Corporation filed a report on Form 8-K relating to an announcement regarding a registration statement it filed with the Securities and Exchange Commission for an initial public offering of shares of new Class B common stock.

   (c) Exhibits Required by Item 601 of Regulation S-K

   See Index to Exhibits.

   (d) Financial Statement Schedules

   See Index to Financial Statements and Schedule at page S-1.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on November 28, 2001.

                                          ARAMARK Corporation

                                                    /s/ Joseph Neubauer
                                          By: _________________________________
                                            Name: Joseph Neubauer
                                            Title:  Chairman and Chief
                                            Executive Officer

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose name appears below hereby appoints Joseph Neubauer, L. Frederick Sutherland, Bart J. Colli and Donald S. Morton, and each of them, as his true and lawful agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to execute any and all amendments to the within annual report, and to file the same, together with all exhibits thereto, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

                 Name                            Title                   Date
                 ----                            -----                   ----

         /s/ Joseph Neubauer           Chairman and Director       November 28, 2001
______________________________________  (Principal Executive
           Joseph Neubauer              Officer)

     /s/ L. Frederick Sutherland       Executive Vice President,   November 28, 2001
______________________________________  Chief Financial Officer
       L. Frederick Sutherland          (Principal Financial
                                        Officer)

         /s/ John M. Lafferty          Senior Vice President,      November 28, 2001
______________________________________  Controller and Chief
           John M. Lafferty             Accounting Officer
                                        (Principal Accounting
                                        Officer)

     /s/ Lawrence T. Babbio, Jr.       Director                    November 28, 2001
______________________________________
       Lawrence T. Babbio, Jr.

        /s/ Patricia C. Barron         Director                    November 28, 2001
______________________________________
          Patricia C. Barron

                 Name                            Title                   Date
                 ----                            -----                   ----

       /s/ Robert J. Callander         Director                    November 6, 2001
______________________________________
         Robert J. Callander

     /s/ Leonard S. Coleman, Jr.       Director                    November 6, 2001
______________________________________
       Leonard S. Coleman, Jr.

       /s/ Ronald R. Davenport         Director                    November 28, 2001
______________________________________
         Ronald R. Davenport

         /s/ Edward G. Jordan          Director                    November 28, 2001
______________________________________
           Edward G. Jordan

          /s/ Thomas H. Kean           Director                    November 6, 2001
______________________________________
            Thomas H. Kean

        /s/ James E. Ksansnak          Director                    November 28, 2001
______________________________________
          James E. Ksansnak

         /s/ James E. Preston          Director                    November 6, 2001
______________________________________
           James E. Preston

      /s/ Karl M. von der Heyden       Director                    November 6, 2001
______________________________________
        Karl M. von der Heyden

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Audited Consolidated Financial Statements
  Report of Independent Public Accountants................................  S-2
  Consolidated Balance Sheets as of September 29, 2000 and September 28,
   2001...................................................................  S-3
  Consolidated Statements of Income for the Fiscal Years Ended October 1,
   1999, September 29, 2000 and September 28, 2001........................  S-4
  Consolidated Statements of Cash Flows for the Fiscal Years Ended October
   1, 1999, September 29, 2000 and September 28, 2001.....................  S-5
  Consolidated Statements of Shareholders' Equity for the Fiscal Years
   Ended October 1, 1999, September 29, 2000 and September 28, 2001.......  S-6
  Notes to Consolidated Financial Statements..............................  S-7
  Schedule II--Valuation and Qualifying Accounts and Reserves............. S-30

   All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ARAMARK Corporation:

   We have audited the accompanying consolidated balance sheets of ARAMARK Corporation (a Delaware corporation) and subsidiaries as of September 29, 2000 and September 28, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three fiscal years in the period ended September 28, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARAMARK Corporation and subsidiaries as of September 29, 2000 and September 28, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 28, 2001, in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/  Arthur Andersen LLP

Philadelphia, Pennsylvania
November 14, 2001

                      ARAMARK CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 29, 2000 AND SEPTEMBER 28, 2001
                  (dollars in thousands, except share amounts)

                                                               Fiscal
                                                        ----------------------
                                                           2000        2001
                                                        ----------  ----------
                        ASSETS
Current Assets:
  Cash and cash equivalents...........................  $   24,592  $   24,799
  Receivables (less allowances: 2000--$24,803; 2001--
   $22,571)...........................................     585,630     503,291
  Inventories.........................................     416,413     415,798
  Prepayments and other current assets................      72,230      76,310
                                                        ----------  ----------
    Total current assets..............................   1,098,865   1,020,198
                                                        ----------  ----------
Property and Equipment, at Cost:
  Land, buildings and improvements....................     688,624     786,697
  Service equipment and fixtures......................   1,409,265   1,447,861
                                                        ----------  ----------
                                                         2,097,889   2,234,558
  Less-Accumulated depreciation.......................   1,044,646   1,146,725
                                                        ----------  ----------
                                                         1,053,243   1,087,833
                                                        ----------  ----------
Goodwill..............................................     684,940     705,016
Other Assets..........................................     362,335     403,347
                                                        ----------  ----------
                                                        $3,199,383  $3,216,394
                                                        ==========  ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term borrowings..........  $   59,736  $   34,710
  Accounts payable....................................     431,123     459,249
  Accrued payroll and related expenses................     198,958     209,904
  Other accrued expenses and current liabilities......     377,043     380,288
                                                        ----------  ----------
    Total current liabilities.........................   1,066,860   1,084,151
                                                        ----------  ----------
  Long-Term Borrowings................................   1,837,396   1,670,577
  Less-current portion................................      59,736      34,710
                                                        ----------  ----------
    Total long-term borrowings........................   1,777,660   1,635,867
                                                        ----------  ----------
Deferred Income Taxes and Other Noncurrent
 Liabilities..........................................     223,367     229,484
Common Stock Subject to Potential Repurchase Under
 Provisions of Shareholders' Agreement................      20,000      20,000
Shareholders' Equity Excluding Common Stock Subject to
 Repurchase:
  Class A common stock, par value $.01; authorized:
   25,000,000 shares; issued:
    2000--2,422,396 shares; 2001--2,385,438...........          24          24
  Class B common stock, par value $.01; authorized:
   150,000,000 shares; issued:
   2000--59,802,606 shares; 2001--59,765,397..........         598         597
  Capital surplus.....................................         --        1,057
  Earnings retained for use in the business...........     149,771     284,184
  Accumulated other comprehensive income (loss).......     (18,897)    (18,970)
  Impact of potential repurchase feature of common
   stock..............................................     (20,000)    (20,000)
                                                        ----------  ----------
    Total.............................................     111,496     246,892
                                                        ----------  ----------
                                                        $3,199,383  $3,216,394
                                                        ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
  FOR THE FISCAL YEARS ENDED OCTOBER 1, 1999, SEPTEMBER 29, 2000 AND SEPTEMBER
                                    28, 2001
                (dollars in thousands, except per share amounts)

                                                            Fiscal
                                               --------------------------------
                                                  1999       2000       2001
                                               ---------- ---------- ----------
Sales......................................... $6,742,264 $7,262,867 $7,788,690
Costs and Expenses:
  Cost of services provided...................  6,087,432  6,531,025  7,002,730
  Depreciation and amortization...............    193,703    220,794    240,243
  Selling and general corporate expense.......     85,963     91,465    106,210
                                               ---------- ---------- ----------
                                                6,367,098  6,843,284  7,349,183
                                               ---------- ---------- ----------
  Operating income............................    375,166    419,583    439,507
Interest and Other Financing Costs, net.......    135,753    147,803    153,292
                                               ---------- ---------- ----------
  Income before income taxes..................    239,413    271,780    286,215
Provision For Income Taxes....................     89,222    103,820    109,719
                                               ---------- ---------- ----------
Net Income.................................... $  150,191 $  167,960 $  176,496
                                               ========== ========== ==========
Earnings Per Share:
  Net income
    Basic.....................................      $1.59      $1.88      $2.06
    Diluted...................................      $1.48      $1.77      $1.95

   The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE FISCAL YEARS ENDED OCTOBER 1, 1999, SEPTEMBER 29, 2000 AND SEPTEMBER
                                    28, 2001
                             (dollars in thousands)

                                                           Fiscal
                                                -------------------------------
                                                  1999       2000       2001
                                                ---------  ---------  ---------
Cash flows from operating activities:
  Net income..................................  $ 150,191  $ 167,960  $ 176,496
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.............    193,703    220,794    240,243
    Income taxes deferred.....................     10,845      4,851      9,333
  Changes in noncash working capital:
    Receivables...............................    (47,599)   (14,716)   (47,351)
    Inventories...............................     (1,951)   (35,992)     4,930
    Prepayments...............................     (1,922)     5,638    (11,006)
    Accounts payable..........................    (10,095)   (10,548)   (20,881)
    Accrued expenses..........................     25,371     90,311     26,132
  Net proceeds from sale of receivables.......        --         --     140,885
  Changes in other noncurrent liabilities.....     (3,319)    (1,788)     3,128
  Changes in other assets.....................     (8,429)    (8,063)   (21,355)
  Other, net..................................    (13,635)   (11,387)    (3,665)
                                                ---------  ---------  ---------
Net cash provided by operating activities.....    293,160    407,060    496,889
                                                ---------  ---------  ---------
Cash flows from investing activities:
  Purchases of property and equipment.........   (207,223)  (234,583)  (240,998)
  Disposals of property and equipment.........     23,999     27,546     22,321
  Sale of investments.........................     40,722        --       8,240
  Divestiture of certain businesses...........      8,380        --         --
  Acquisition of certain businesses:
    Working capital other than cash acquired..     (1,742)    11,896     (2,298)
    Property and equipment....................    (20,325)   (76,717)    (5,525)
    Additions to intangibles and other
     assets...................................    (40,672)  (168,741)   (71,748)
  Other.......................................    (19,318)   (42,973)    10,833
                                                ---------  ---------  ---------
Net cash used in investing activities.........   (216,179)  (483,572)  (279,175)
                                                ---------  ---------  ---------
Cash flows from financing activities:
  Proceeds from additional long-term
   borrowings.................................      4,855    357,717     27,918
  Payment of long-term borrowings.............   (106,744)  (159,741)  (220,830)
  Proceeds from issuance of common stock......     60,731     31,185     31,509
  Repurchase of common stock..................    (28,563)  (155,417)   (55,135)
  Other.......................................       (184)      (330)      (969)
                                                ---------  ---------  ---------
Net cash provided by/(used in) financing
 activities...................................    (69,905)    73,414   (217,507)
                                                ---------  ---------  ---------
Increase (decrease) in cash and cash
 equivalents..................................      7,076     (3,098)       207
Cash and cash equivalents, beginning of year..     20,614     27,690     24,592
                                                ---------  ---------  ---------
Cash and cash equivalents, end of year........  $  27,690  $  24,592  $  24,799
                                                =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  FOR THE FISCAL YEARS ENDED OCTOBER 1, 1999, SEPTEMBER 29, 2000 AND SEPTEMBER
                                    28, 2001
                             (dollars in thousands)

                                                              Impact of
                                                              Potential
                         Class  Class                         Repurchase  Accumulated
                           A      B                           Feature of     Other
                         Common Common   Capital   Retained     Common   Comprehensive
                         Stock  Stock    Surplus   Earnings     Stock    Income (Loss)   Total
                         ------ ------  ---------  ---------  ---------- ------------- ---------
Balance, October 2,
 1998...................  $25   $ 629   $     --   $ (56,815)  $(20,000)   $ (2,715)   $ (78,876)
  Net income............                             150,191                             150,191
  Foreign currency
   translation
   adjustments..........                                                     (2,129)      (2,129)
                                                                                       ---------
    Total comprehensive
     income.............                                                                 148,062
                                                                                       ---------
  Issuance of Class A
   common stock to
   employee benefit
   plans................    1              14,506                                         14,507
  Conversion of Class B
   to Class A...........    2     (18)         16                                            --
  Issuance of Class B
   common stock.........           61      35,623                                         35,684
  Sale of deferred
   payment obligations..                   44,172                                         44,172
  Retirement of common
   stock................   (1)    (16)    (36,961)                                       (36,978)
                          ---   -----   ---------  ---------   --------    --------    ---------
Balance, October 1,
 1999...................  $27   $ 656   $  57,356  $  93,376   $(20,000)   $ (4,844)   $ 126,571
  Net income............                             167,960                             167,960
  Foreign currency
   translation
   adjustments..........                                                    (14,053)     (14,053)
                                                                                       ---------
    Total comprehensive
     income.............                                                                 153,907
                                                                                       ---------
  Issuance of Class A
   common stock to
   employee benefit
   plans................                    7,139                                          7,139
  Issuance of Class B
   common stock.........           65      40,505                                         40,570
  Sale of deferred
   payment obligations..                   26,710                                         26,710
  Retirement of common
   stock................   (3)   (123)   (131,710)  (111,565)                           (243,401)
                          ---   -----   ---------  ---------   --------    --------    ---------
Balance, September 29,
 2000...................  $24   $ 598   $     --   $ 149,771   $(20,000)   $(18,897)   $ 111,496
  Net income............                             176,496                             176,496
  Foreign currency
   translation
   adjustments..........                                                      6,397        6,397
  Change in fair value
   of cash flow hedges
   (net of tax).........                                                     (6,470)      (6,470)
                                                                                       ---------
    Total comprehensive
     income.............                                                                 176,423
                                                                                       ---------
  Issuance of Class B
   common stock.........           46      30,747                                         30,793
  Sale of deferred
   payment obligations..                   24,027                                         24,027
  Retirement of common
   stock................          (47)    (53,717)   (42,083)                            (95,847)
                          ---   -----   ---------  ---------   --------    --------    ---------
Balance, September 28,
 2001...................  $24   $ 597   $   1,057  $ 284,184   $(20,000)   $(18,970)   $ 246,892
                          ===   =====   =========  =========   ========    ========    =========

   The accompanying notes are an integral part of these financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Fiscal Year

   The Company's fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended October 1, 1999, September 29, 2000 and September 28, 2001 are each fifty-two week periods.

Principles of Consolidation, Etc.

   The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated.

   In fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. See Note 3.

   Additionally, in fiscal 2001, the Company adopted the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin 101 (SAB 101), which sets forth the SEC's guidelines on revenue recognition. Adoption of SAB 101 did not have a material impact on consolidated financial condition or results of operations. See Note 10.

   On June 30, 2001, the Financial Accounting Standards Board (FASB) finalized SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, rather it will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company is required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2003. However, goodwill and other intangible assets acquired after June 30, 2001, are subject immediately to the nonamortization and amortization provisions of this statement. The Company will adopt the nonamortization and amortization provisions of SFAS No. 142 beginning in the first quarter of fiscal 2002. During fiscal 1999, 2000 and 2001, goodwill amortization (pre-tax) was $21.3 million, $22.2 million and $25.4 million, respectively. The Company is currently evaluating the impact of the transitional goodwill impairment test required by SFAS No. 142.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2003.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2003.

   The Company is currently evaluating the impact of both SFAS No. 143 and 144.

Revenue Recognition

   In each of our operating segments we recognize revenue in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Direct marketing revenues are recognized upon shipment.

                      ARAMARK CORPORATION AND SUBSIDIARIES

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

Currency Translation

   Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of comprehensive income in shareholders' equity. Currency transaction gains and losses included in operating results for fiscal 1999, 2000 and 2001 were not significant.

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

   The components of inventories are as follows:

                                                                      Fiscal
                                                                   -------------
                                                                    2000   2001
                                                                   ------ ------
   Food...........................................................  26.2%  29.2%
   Career apparel, safety equipment and linens....................  68.7%  66.0%
   Parts, supplies and novelties..................................   5.1%   4.8%
                                                                   ------ ------
                                                                   100.0% 100.0%
                                                                   ====== ======

Property and Equipment

   Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to operations currently, and replacements and significant improvements are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense in fiscal 1999, 2000 and 2001 was $146.7 million, $162.8 million and $176.4 million, respectively.

                      ARAMARK CORPORATION AND SUBSIDIARIES

Goodwill

   Goodwill, which represents the excess of cost over fair value of the net assets of acquired businesses, is being amortized on a straight-line basis principally over 40 years. The Company develops operating income projections for each of its lines of business and evaluates the recoverability and amortization period of goodwill using these projections. Based upon management's current assessment, the estimated remaining amortization period of goodwill is appropriate and the remaining balance is fully recoverable. Accumulated amortization at September 29, 2000 and September 28, 2001 was $220.8 million and $245.0 million, respectively.

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

   As a result of the terrorist attacks of September 11, 2001, the Company incurred asset losses of approximately $11.5 million, primarily related to the destruction of the World Trade Center Towers. An initial property loss claim has been filed with the insurance carrier and additional claims will be filed as the required information is completed. A receivable in the amount of $11.5 million has been recorded for the expected insurance recovery related to this portion of the Company's loss. The Company also maintains business interruption insurance and is in the process of compiling claims related to locations in and around the World Trade Center, the Pentagon and other locations. The amount of such claims has not yet been determined but is expected to be material. Proceeds from the business interruption coverage will be recognized in future periods as claims are settled.

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

                      ARAMARK CORPORATION AND SUBSIDIARIES

Earnings Per Share

   Earnings per share is reported on a Common Stock, Class B equivalent basis (which reflects Common Stock, Class A shares converted to a Class B basis, ten for one--see Note 6). Basic earnings per share is based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Earnings applicable to common stock and common shares utilized in the calculation of basic and diluted earnings per share are as follows:

                                                           Fiscal
                                                 --------------------------
                                                   1999     2000     2001
                                                 -------- -------- --------
                                                   (in thousands, except per
                                                          share data)
   Earnings:
     Earnings available to common stock......... $150,191 $167,960 $176,496
                                                 -------- -------- --------
   Shares:
     Weighted average number of common shares
      outstanding used in basic earnings per
      share calculation.........................   94,197   89,344   85,766
     Impact of potential exercise opportunities
      under the ARAMARK Ownership Plan..........    7,275    5,763    4,897
                                                 -------- -------- --------
     Total common shares used in diluted
      earnings per share calculation............  101,472   95,107   90,663
                                                 ======== ======== ========
     Basic earnings per common share............    $1.59    $1.88    $2.06
                                                 ======== ======== ========
     Diluted earnings per common share..........    $1.48    $1.77    $1.95
                                                 ======== ======== ========

   A subsidiary of the Company has filed Form S-1 and S-4 registration statements (as amended) with the Securities and Exchange Commission and is in the process of becoming a publicly traded company. The Company expects to merge with this subsidiary just prior to the completion of the public offering under the terms of a Merger Agreement. In the merger, ARAMARK will merge with and into its newly formed subsidiary, ARAMARK Worldwide Corporation, and each outstanding ARAMARK old Class B and old Class A common share will become two shares and twenty shares, respectively, of the surviving corporation's Class A common stock and have the effect of a two-for-one stock split. ARAMARK Worldwide Corporation's name will become ARAMARK Corporation, and the surviving corporation will succeed to all of the assets, liabilities, rights and obligations of ARAMARK. Upon completion of the merger, the Amended and Restated Stockholders' Agreement, described in Note 6 will be terminated.

                      ARAMARK CORPORATION AND SUBSIDIARIES

Supplemental Cash Flow Information

                                                                   Fiscal
                                                            --------------------
                                                             1999   2000   2001
                                                            ------ ------ ------
                                                               (in millions)
   Interest Paid........................................... $131.4 $136.3 $151.5
   Income Taxes Paid.......................................   70.5   60.4   69.8

   Significant noncash investing and financing activities are as follows:

  . During fiscal 1999 and 2000, the Company contributed $14.5 million and $7.1 million, respectively, of Class A Common Stock to its employee benefit plans to fund previously accrued obligations. In addition, during fiscal 1999, 2000 and 2001, the Company contributed $2.0 million, $2.1 million and $2.3 million, respectively, of stock units to its stock unit retirement plan in satisfaction of its accrued obligations. See Note 4.

  . During fiscal 1999, 2000 and 2001, the Company received $16.7 million,
    $31.8 million and $28.6 million, respectively, of employee notes under its Deferred Payment program as partial consideration for the issuance of Common Stock, Class B. Also, during fiscal 1999, 2000 and 2001, the Company issued installment notes of $6.7 million, $75.5 million and $35.6 million, respectively, as partial consideration for repurchases of Common Stock. See Note 6.

NOTE 2. ACQUISITIONS AND DIVESTITURES:

 Fiscal 2001

   During the first quarter of fiscal 2001, the Company acquired the UK food and support services business of the Campbell Bewley Group Limited, issuing stock (8% interest) of a subsidiary as consideration. Additionally, the Company acquired a 45% interest in the Campbell Bewley Group Limited's food and support services business in Ireland for approximately $19 million in cash. Additionally, during the second quarter of fiscal 2001, the Company acquired certain assets of Correctional Foodservice Management (CFM), from The Wackenhut Corporation for approximately $16 million in cash.

   These acquisitions were accounted for as a purchase and were financed through the Company's revolving credit facility. The Company's pro forma results from operations for fiscal 2001 and 2000 would not have been materially different assuming that both the Campbell Bewley and CFM acquisitions had occurred at the beginning of the respective periods.

 Fiscal 2000

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

   Had the acquisition taken place at the beginning of the fiscal periods, pro forma sales for fiscal 2000 and fiscal 1999 would have been approximately $7.5 billion and $7.1 billion, respectively. Pro forma net income and earnings per share would not have been materially different from reported results. These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition related adjustments, such as: increased amortization of intangibles, increased interest expense on acquisition

                      ARAMARK CORPORATION AND SUBSIDIARIES
debt, and the related income tax effects. Pro forma results do not reflect any synergies that might be achieved from combined operations and therefore, in management's opinion, are not indicative of what actual results would have been if the acquisition had occurred at the beginning of the respective periods. Pro forma results are not intended to be a projection of future results.

 Fiscal 1999

   During the second quarter of fiscal 1999, the Company acquired Restaura, Inc., a provider of food and support services, and Dyna Corporation, a leading distributor of emergency medical supplies for approximately $46 million and $13 million in cash, respectively. The acquisitions were accounted for using the purchase method of accounting. The Company's pro forma results from operations for fiscal 1999 would not have been materially different assuming the acquisitions had occurred at the beginning of the period.

NOTE 3. BORROWINGS:

   Long-term borrowings at September 29, 2000 and September 28, 2001 are summarized in the following table:

                                                                 Fiscal
                                                          ---------------------
                                                             2000       2001
                                                          ---------- ----------
                                                             (in thousands)
Credit facility borrowings............................... $  611,100 $  419,500
Canadian credit facility.................................     33,608     33,876
Bank term loan due July 2003.............................     45,000     45,000
Bank term loan due May 2005..............................     50,000     50,000
Bank term loan due May 2005..............................     75,000     75,000
United Kingdom term loan due December 2005...............        --      20,303
6.75% notes, due August 2004.............................    299,032    299,288
6.79% note, payable in installments through 2003.........     75,000     50,000
7.00% notes, due July 2006...............................    299,945    299,957
7.10% notes, due December 2006...........................    124,877    124,893
7.25% notes and debentures, due August 2007..............     30,730     30,730
8.15% notes, due May 2005................................    150,000    150,000
Other....................................................     43,104     72,030
                                                          ---------- ----------
                                                           1,837,396  1,670,577
                                                          ---------- ----------
Less-current portion.....................................     59,736     34,710
                                                          ---------- ----------
                                                          $1,777,660 $1,635,867
                                                          ========== ==========

   The non-amortizing $1.0 billion revolving credit facility ("Credit Agreement") is provided by a group of banks and matures in March 2005. Interest under the Credit Agreement is based on the Prime Rate, LIBOR plus a spread of 0.18% to 0.70% (as of September 28, 2001--0.30%) or the Certificate of Deposit Rate plus a spread of 0.28% to 0.80% (as of September 28, 2001--0.40%), at the option of the Company. There is a fee of 0.10% to 0.30% (as of September 28, 2001--0.15%) on the entire credit facility. The spread and fee margins are based on certain financial ratios as defined.

   The non-amortizing C$70 million Canadian revolving credit facility provides for either U.S. dollar or Canadian dollar borrowings. This credit facility currently matures in March 2002 and contains options to extend the maturity date. Interest on the facility is based on the Canadian Bankers Acceptance Rate, U.S. Prime Rate plus a spread of .0% to .125% (as of September 28, 2001-- 0%), Canadian Prime Rate plus a spread of .0% to .125%

                      ARAMARK CORPORATION AND SUBSIDIARIES

(as of September 28, 2001--0%), or LIBOR plus a spread of .70% to 1.75% (as of September 28, 2001--.825%). As of September 28, 2001, all borrowings under this facility are payable in Canadian dollars, with a weighted average interest rate of 4.6%. There is a fee of .15% to .25% (as of September 28, 2001--.175%) on the entire credit facility.

   The $170 million Bank Term Loans ("Term Loans") are comprised of three separate Term Loans. Interest under the Term Loans is based on the higher of
(a) the Prime Rate and (b) the sum of 0.5% plus the Federal Funds Rate, or LIBOR plus a spread, as defined in the Term Loans (approximately 0.90% for all three loans as of September 28, 2001). The spread is based on certain financial ratios, as defined in the respective Term Loans. $45 million of the Term Loans mature in July 2003 and the remaining $125 million matures in May 2005.

   The United Kingdom Term Loan is payable in semi-annual installments, with final maturity in December 2005. Installment payments increase over the term, as defined. Interest under the UK Term Loan is based on LIBOR plus a spread of 1.0% to 1.5% (1.25% as of September 28, 2001). The spread is based on certain financial ratios as defined.

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

   Debt repayments of $31.1 million, contractually due in fiscal 2002, have been classified as non-current in the accompanying consolidated balance sheet as the Company has the ability and intent to finance the repayments through additional borrowings under the Credit Agreement. Accrued interest on borrowings totaling $36.6 million at September 29, 2000 and $31.5 million at September 28, 2001 is included in current liabilities as "Other accrued expenses."

   The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB Statement No. 133", on September 30, 2000. SFAS No. 133 requires the transition adjustment resulting from adopting these Statements to be reported in net income or other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative transition adjustment to decrease Other Comprehensive Income by approximately $2.5 million (net of tax), to recognize the fair value of its derivative instruments as of the date of adoption.

   The Company utilizes derivative financial instruments, such as interest rate swaps and forward exchange contract agreements to manage changes in market conditions related to debt obligations and foreign currency exposures. As of September 29, 2000 and September 28, 2001, the Company had $350 million and $200 million, respectively, of interest rate swap agreements fixing the rate on a like amount of variable rate borrowings, at an average effective rate of 7.9% and 8.3%, respectively. As of September 28, 2001, interest rate swap agreements remain in effect for periods ranging from eight to twenty months. The counterparties to the above derivative agreements are major international banks. The Company continually monitors its positions and credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

                      ARAMARK CORPORATION AND SUBSIDIARIES

   The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. As of September 28, 2001, approximately $6.5 million of net unrealized losses related to interest rate swaps was included in Accumulated Other Comprehensive Income, approximately $5.9 million of which is expected to be reclassified into earnings during the next twelve months. The hedge ineffectiveness of existing derivative instruments during fiscal 2001 was not material.

   The following summarizes the fair value of the Company's financial instruments as of September 29, 2000 and September 28, 2001. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

                                                    Fiscal
                                    ------------------------------------------
                                           2000                  2001
                                    --------------------  --------------------
                                    Carrying     Fair     Carrying     Fair
                                     Amount      Value     Amount      Value
                                    ---------  ---------  ---------  ---------
Asset/(Liability) in millions
Long-term debt..................... $(1,837.4) $(1,796.3) $(1,670.6) $(1,689.9)
Interest rate swap agreements......       --        (4.0)     (10.6)     (10.6)

   The Credit Agreement contains restrictive covenants which provide, among other things, limitations on liens, dispositions of material assets and repurchases of capital stock. The terms of the Credit Agreement also require that the Company maintain certain specified minimum ratios of cash flow to fixed charges and to total borrowings and certain minimum levels of net worth (as defined). At September 28, 2001, the Company was in compliance with all of these covenants. Assets with a net book value of $2.4 million at September 28, 2001, are subject to liens under several of the Company's borrowing arrangements.

   Long-term borrowings maturing in the next five fiscal years are as follows:

                                                                      Amount
                                                                  --------------
                                                                  (in thousands)
   2002..........................................................    $ 34,710
   2003..........................................................      74,796
   2004..........................................................     354,812
   2005..........................................................     731,487
   2006..........................................................     303,206

   The components of interest and other financing costs, net are summarized as follows:

                                                             Fiscal
(Income) Expense                                   ----------------------------
                                                     1999      2000      2001
                                                   --------  --------  --------
Interest expense.................................. $139,829  $149,430  $152,289
Interest income...................................   (4,076)   (1,627)   (2,087)
Other financing costs.............................      --        --      3,090
                                                   --------  --------  --------
  Total........................................... $135,753  $147,803  $153,292
                                                   ========  ========  ========

                      ARAMARK CORPORATION AND SUBSIDIARIES

NOTE 4. EMPLOYEE PENSION AND PROFIT SHARING PLANS:

   In the United States, the Company maintains qualified contributory and non-contributory retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company has a non-qualified stock unit retirement plan for certain employees. The total expense of the above plans for fiscal 1999, 2000 and 2001 was $16.2 million, $18.0 million and $17.8 million, respectively. During fiscal 1999 and 2000, the Company contributed 106,703 shares and 42,800 shares, respectively, of Common Stock, Class A to these plans to partially fund previously accrued obligations. In addition, during fiscal 1999, 2000 and 2001, the Company contributed to the stock unit retirement plan 135,508 stock units, 119,984 stock units and 77,369 stock units, respectively, which are convertible into Common Stock, Class B, in satisfaction of its accrued obligations. The value of the stock units was credited to capital surplus. The Company participates in various multi-employer union administered pension plans. Contributions to these plans, which are primarily defined benefit plans, result from contractual provisions of labor contracts and were $15.5 million, $15.8 million and $21.9 million for fiscal 1999, 2000 and 2001, respectively.

   Additionally, the Company maintains several contributory and non-contributory defined benefit pension plans, primarily in Canada and the United Kingdom. As of September 28, 2001, the projected benefit obligation of these plans was $67.2 million, which exceeded plan assets by $5.5 million. Pension expense related to these plans is not material to the consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES

NOTE 5. INCOME TAXES:

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

   The components of income before income taxes by source of income are as follows:

                                                                Fiscal
                                                      --------------------------
                                                        1999     2000     2001
                                                      -------- -------- --------
                                                            (in thousands)
United States........................................ $222,259 $249,093 $261,731
Non-U.S..............................................   17,154   22,687   24,484
                                                      -------- -------- --------
                                                      $239,413 $271,780 $286,215
                                                      ======== ======== ========

   The provision for income taxes consists of:

                                                              Fiscal
                                                     --------------------------
                                                      1999     2000      2001
                                                     ------- --------  --------
                                                          (in thousands)
Current:
  Federal........................................... $60,402 $ 74,879  $ 76,024
  State and local...................................  13,016   14,627    14,631
  Non-U.S...........................................   4,959    9,463     9,731
                                                     ------- --------  --------
                                                      78,377   98,969   100,386
                                                     ------- --------  --------
Deferred:
  Federal...........................................   8,453    5,713     7,895
  State and local...................................   1,624    1,042     1,440
  Non-U.S...........................................     768   (1,904)       (2)
                                                     ------- --------  --------
                                                      10,845    4,851     9,333
                                                     ------- --------  --------
                                                     $89,222 $103,820  $109,719
                                                     ======= ========  ========

   The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following:

                                                                  Fiscal
                                                              ----------------
                                                              1999  2000  2001
                                                              ----  ----  ----
                                                              (% of pre-tax
                                                                 income)
United States statutory income tax rate...................... 35.0% 35.0% 35.0%
Increase (decrease) in taxes, resulting from:
  State income taxes, net of Federal tax benefit.............  4.0   3.7   3.6
  Foreign tax benefits....................................... (4.5) (2.2) (0.9)
  Permanent book/tax differences, primarily resulting from
   purchase accounting.......................................  3.6   3.2   2.9
  Tax credits and other...................................... (0.8) (1.5) (2.3)
                                                              ----  ----  ----
Effective income tax rate.................................... 37.3% 38.2% 38.3%
                                                              ====  ====  ====

                      ARAMARK CORPORATION AND SUBSIDIARIES

   As of September 29, 2000 and September 28, 2001, the components of deferred taxes are as follows:

                                                                   Fiscal
                                                              -----------------
                                                                2000     2001
                                                              -------- --------
                                                               (in thousands)
Deferred tax liabilities:
  Property and equipment..................................... $ 77,902 $ 80,370
  Inventory..................................................    1,840    8,607
  Investments................................................   21,386   25,555
  Other......................................................   14,096   13,175
                                                              -------- --------
    Gross deferred tax liability.............................  115,224  127,707
                                                              -------- --------
Deferred tax assets:
  Insurance..................................................    9,995    9,003
  Employee compensation and benefits.........................   48,018   52,429
  Accruals and allowances....................................   22,935   23,400
  Other......................................................    2,708    5,736
                                                              -------- --------
    Gross deferred tax asset.................................   83,656   90,568
                                                              -------- --------
    Net deferred tax liability............................... $ 31,568 $ 37,139
                                                              ======== ========

NOTE 6. CAPITAL STOCK:

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

   As of September 28, 2001, the Company's stock option plans provided for the issuance of up to 84,215,777 options to purchase shares of Common Stock, Class
B. The exercise price of each option is equal to the current fair market value at the date of grant. The Company granted installment stock purchase opportunities under its stock ownership program in fiscal 1999, 2000 and 2001, which provide for the purchase of shares of Common Stock, Class B. Installment stock purchase opportunities are exercisable in six annual installments with the exercise price of each purchase opportunity equal to the current fair market value at the time the purchase opportunity is granted. The Company has a program to grant non-qualified stock options to additional qualified employees on an annual basis. Under the program, options begin to vest after three years and may be exercised for a period of three years after vesting. The Company also grants cumulative installment stock purchase opportunities under its existing stock ownership program which are similar to the installment stock purchase opportunities discussed above; however, the number of installments and vesting schedule may vary and any purchase opportunities not exercised during an installment period may be carried forward to subsequent installment periods. The Company has a Deferred Payment Program which enables holders of installment purchase opportunities to defer a portion of the total amount required to exercise the options. Interest currently accrues on deferred payments at rates ranging from 6.75% to 9.5% and is payable when the deferred payments are due. At September 29, 2000 and September 28, 2001, the receivables from individuals under the Deferred Payment Program were $2.4 million and $3.4 million, respectively, which are reflected as a reduction of Shareholders' Equity. The deferred payments are full recourse obligations and the Company holds as collateral shares purchased until the deferred payment is received from the individual by the Company. During fiscal 1999, 2000 and 2001, the Company sold for cash, without recourse, approximately $44 million, $27 million and $38 million, respectively, of Deferred Payment Program notes receivable. The sales price for

                      ARAMARK CORPORATION AND SUBSIDIARIES
sales of Deferred Payment Program notes receivable sold during fiscal 1999 and 2000 approximated book value. The sales price of $41 million during fiscal 2001 resulted in a gain of $2 million (net of transaction costs), which is included in "Interest and other financing costs, net." The proceeds were used to repay borrowings under the credit facility. Status of the options under the various ownership programs, follows:

                                                              Average Option
                                Number of Shares(1)              Price(1)
                          -------------------------------- --------------------
Price                        1999       2000       2001     1999   2000   2001
-----                     ---------- ---------- ---------- ------ ------ ------
Outstanding at beginning
 of year................  24,701,205 20,529,608 18,021,686 $ 5.78 $ 7.19 $10.31
Options granted.........   4,912,500  7,380,700  5,322,500 $11.57 $14.70 $17.74
Options exercised.......   6,125,906  6,475,146  4,596,521 $ 5.28 $ 6.20 $ 8.14
Canceled/Forfeited......   2,958,191  3,413,476  2,649,916 $ 6.50 $ 8.56 $11.35
Outstanding at end of
 year...................  20,529,608 18,021,686 16,097,749 $ 7.19 $10.31 $13.22
Exercisable at end of
 year...................   2,001,697    808,247    710,892 $ 4.84 $ 5.39 $ 6.77

--------
  (1) Number of shares and option prices do not reflect the proposed merger and the merger exchange ratios that have the effect of a 2 for 1 split described in Note 1.

   The exercise prices on outstanding options at September 28, 2001 range from $5.13 to $19.90 with a weighted average remaining life of approximately three years. The Company has reserved 17,917,598 shares of Common Stock, Class B at September 28, 2001 for issuance of stock pursuant to its employee ownership and benefit programs.

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

                                                                Fiscal
                                                      --------------------------
                                                        1999     2000     2001
                                                      -------- -------- --------
                                                      (in thousands, except per
                                                             share data)
Net Income
  As reported........................................ $150,191 $167,960 $176,496
  Pro forma.......................................... $146,501 $163,760 $173,354
Earnings per share
  As reported:
    Basic............................................    $1.59    $1.88    $2.06
    Diluted..........................................    $1.48    $1.77    $1.95
  Pro forma:
    Basic............................................    $1.56    $1.83    $2.02
    Diluted..........................................    $1.44    $1.72    $1.91

   Because the SFAS No. 123 method of accounting has not been applied to options granted prior to fiscal 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                     ARAMARK CORPORATION AND SUBSIDIARIES

   The weighted average fair value of options granted in fiscal 1999, 2000 and 2001 was $1.61, $2.64 and $3.08 per option, respectively. As the Company's stock is not publicly traded, the fair value of each option was estimated on the grant date using the minimum value method (which excludes a volatility assumption), with the following assumptions:

                                                                Fiscal
                                                      --------------------------
                                                        1999     2000     2001
                                                      -------- -------- --------
Risk-free interest rate.............................. 4.5-4.8% 5.2-6.1% 5.9-6.4%
Expected life in years...............................    3.3      3.4      3.3
Dividend yield.......................................     --       --        --

   The Company and its shareholders are parties to an Amended and Restated Stockholders' Agreement. Pursuant to this agreement, holders of common stock who are individuals, upon their death, complete disability or normal retirement, may cause the Company to repurchase up to 30% of their shares for cash at the then appraised value, but only to the extent such repurchase by the Company is permitted under the Credit Agreement. Under this Credit Agreement restriction, repurchases of capital stock cannot exceed an aggregate limit, which amount was $20 million at September 29, 2000 and September 28, 2001. This potential repurchase obligation has been classified outside of Shareholders' Equity in the accompanying balance sheet. Also, the Shareholders' Agreement provides that the Company may, at its option, repurchase shares from individuals who are no longer employees. Such repurchased shares may be resold to others including replacement personnel at prices equal to or greater than the repurchase price. Generally, payment for shares repurchased can be, at the Company's option, in cash or subordinated installment notes, which are subordinated to all other indebtedness of the Company. Interest on these notes is payable semi-annually and principal payments are made annually over varying periods not to exceed ten years. The noncurrent portion of these notes ($48.3 million as of September 29, 2000 and $34.9 million as of September 28, 2001) is included in the consolidated balance sheets as "Other Noncurrent Liabilities" and the current portion of these notes ($47.8 million as of September 29, 2000 and $43.8 million as of September 28, 2001) is included in the consolidated balance sheets as "Accounts Payable."

NOTE 7. ACCOUNTS RECEIVABLE SECURITIZATION:

   During fiscal 2001, the Company entered into an agreement (the "Receivables Facility") with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC a wholly-owned, special purpose, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interest sold. The agreement expires in March 2004. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140. At September 28, 2001, $141 million of accounts receivable were sold and removed from the consolidated balance sheet. The loss on the sale of receivables in fiscal 2001 was $5.1 million and is included in "Interest and other financing costs, net."

   The proceeds from the accounts receivable sales were used to repay borrowings under the credit facility.

                      ARAMARK CORPORATION AND SUBSIDIARIES

NOTE 8. COMMITMENTS AND CONTINGENCIES:

   The Company has capital commitments of approximately $108.0 million at September 28, 2001 in connection with several long-term concession contracts. The Company has guaranteed approximately $13 million of affiliate indebtedness at September 28, 2001.

   Rental expense for all operating leases was $146.5 million, $167.4 million and $174.8 million for fiscal 1999, 2000 and 2001, respectively. The following is a schedule of the future minimum rental and similar commitments under all noncancelable operating leases as of September 28, 2001:

Fiscal Year                                                       (in thousands)
  2002...........................................................    $213,287
  2003...........................................................     117,601
  2004...........................................................      99,184
  2005...........................................................      76,741
  2006...........................................................      62,671
  Subsequent years...............................................     238,187
                                                                     --------
Total minimum rental obligations.................................    $807,671
                                                                     ========

   The Company is party to certain claims and litigation. Such items include, among others, employment matters, compliance with various government regulations, contractual disputes and other matters arising in the normal course of business. The Company is vigorously defending these matters and believes that the ultimate resolution is not likely to have a material effect on the consolidated financial condition or results of operations. Negotiations are currently underway toward a settlement of certain matters related to public school food service programs, and management does not believe such settlement will have a material effect on the consolidated financial statements. During the fourth quarter of fiscal 2001, the liability related to these matters was adjusted to reflect the current status of the settlement discussions. It is possible that future claims could be asserted related to such public school programs, however, management believes its interpretation of the applicable government regulations is correct and will defend vigorously against any such claims if asserted.

NOTE 9. QUARTERLY RESULTS (Unaudited):

   The following table summarizes quarterly financial data for fiscal 2000 and 2001:

                                          Fiscal Quarter
                            -------------------------------------------
   2000                       First      Second     Third      Fourth      Year
   ----                     ---------- ---------- ---------- ---------- ----------
                                    (in thousands, except per share data)
   Sales................... $1,767,615 $1,746,380 $1,835,543 $1,913,329 $7,262,867
   Cost of services
    provided...............  1,598,558  1,597,660  1,651,739  1,683,068  6,531,025
   Net Income..............     37,270     22,816     43,363     64,511    167,960
   Diluted earnings per
    share..................      $0.38      $0.24      $0.46      $0.70      $1.77

                                          Fiscal Quarter
                            -------------------------------------------
   2001                       First      Second     Third      Fourth      Year
   ----                     ---------- ---------- ---------- ---------- ----------
                                    (in thousands, except per share data)
   Sales................... $1,947,278 $1,881,033 $1,980,854 $1,979,525 $7,788,690
   Cost of services
    provided...............  1,751,969  1,716,998  1,777,069  1,756,694  7,002,730
   Net Income..............     43,428     23,762     48,051     61,255    176,496
   Diluted earnings per
    share..................      $0.48      $0.26      $0.53      $0.68      $1.95

                      ARAMARK CORPORATION AND SUBSIDIARIES

   In the first and second fiscal quarters, within the Food and Support Services--United States segment, there is a lower level of activity at the higher margin sports, entertainment and recreational food service operations which is partly offset by increased activity in the educational market. However, in the third and fourth fiscal quarters, there is a significant increase at sports, entertainment and recreational accounts which is partially offset by the effect of summer recess in the educational market. In addition, there is a seasonal increase in volume of directly marketed work clothing during the first quarter.

   During the fourth quarter of fiscal 2001, operating results were negatively affected by the September 11th terrorist attacks, a litigation related charge and start up costs incurred in connection with a new correctional services contract.

NOTE 10. BUSINESS SEGMENTS:

   The Company provides or manages services in three strategic areas; Food and Support Services, Uniform and Career Apparel and Educational Resources which are organized and managed by the following reportable business segments:

   Food and Support Services--United States--Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational, governmental and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public. As a result of the terrorist attacks of September 11th, customer locations in and around the World Trade Center were either destroyed or closed and Major League Baseball and National Football League games were postponed until fiscal 2002, adversely impacting fiscal 2001 financial results in this segment. Had the terrorist attacks not occurred, management estimates that segment sales and operating income would have been approximately 1% and 3%, respectively, higher than reported.

   Food and Support Services--International--Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational, governmental and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public. Operations are conducted in Belgium, Canada, the Czech Republic, Germany, Hungary, Japan, Korea, Mexico, Spain and the United Kingdom.

   Uniform and Career Apparel--Rental--Rental, sale, cleaning, maintenance and delivery of personalized uniform and career apparel and other textile items on a contract basis. Also provided are walk-off mats, cleaning cloths, disposable towels and other environmental control items.

   Uniform and Career Apparel--Direct Marketing--Direct marketing of personalized uniforms and career apparel, public safety equipment and accessories to businesses, public institutions and individuals.

   Educational Resources--Provider of infant, toddler, pre-school and school-age learning programs through community-based child care centers, before and after school programs, employer on-site child care centers and private elementary schools.

   Corporate and Other--The corporate and other segment includes general corporate expenses not specifically allocated to an individual segment. Included in the Corporate and Other segment during fiscal 2001 is a gain of $6.6 million resulting from the redemption of preferred stock by an entity which the Company divested in fiscal 1997. Also included in Corporate and Other in fiscal 2001 are charges related to certain litigation pertaining to a previously divested entity ($1.5 million), merger and acquisition related costs ($0.5 million), and the immaterial cumulative effect ($2.6 million) of a change by the Educational Resources business in accounting for non-refundable registration fees pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 101.

                      ARAMARK CORPORATION AND SUBSIDIARIES

   Sales by segment are substantially comprised of services to unaffiliated customers and clients. Operating income reflects expenses directly related to individual segments plus an allocation of corporate expenses applicable to more than one segment.

   Net property and equipment by geographic area is as follows:

                                                                    Fiscal
                                                               -----------------
                                                                 2000     2001
                                                               -------- --------
                                                                 (in millions)
United States................................................. $1,006.1 $1,026.9
International.................................................     47.1     60.9
                                                               -------- --------
  Total....................................................... $1,053.2 $1,087.8
                                                               ======== ========

                                                            Depreciation and
                                         Sales                Amortization
                               -------------------------- --------------------
                                 1999     2000     2001    1999   2000   2001
                               -------- -------- -------- ------ ------ ------
                                                (in millions)
Food and Support Services--
 United States................ $3,993.5 $4,396.3 $4,782.1 $ 93.6 $113.7 $127.3
Food and Support Services--
 International................    975.2  1,001.9  1,109.3   16.0   16.7   19.0
Uniform and Career Apparel--
 Rental.......................    911.9    969.6    995.2   43.4   45.7   48.3
Uniform and Career Apparel--
 Direct Marketing.............    462.0    455.7    438.8   18.7   19.8   17.9
Educational Resources.........    399.7    439.4    463.3   20.0   23.0   25.7
Corporate and Other...........      --       --       --     2.0    1.9    2.0
                               -------- -------- -------- ------ ------ ------
  Total....................... $6,742.3 $7,262.9 $7,788.7 $193.7 $220.8 $240.2
                               ======== ======== ======== ====== ====== ======

                                                         Operating Income
                                                      -------------------------
                                                       1999     2000     2001
                                                      -------  -------  -------
                                                           (in millions)
Food and Support Services--United States............. $ 222.3  $ 244.5  $ 264.7
Food and Support Services--International.............    32.0     40.2     39.4
Uniform and Career Apparel--Rental...................   106.9    118.5    119.7
Uniform and Career Apparel--Direct Marketing.........     3.9     10.8     15.6
Educational Resources................................    34.7     32.3     25.4
                                                      -------  -------  -------
                                                        399.8    446.3    464.8
Corporate and Other..................................   (24.6)   (26.7)   (25.3)
                                                      -------  -------  -------
Operating Income.....................................   375.2    419.6    439.5
Interest and Other Financing Costs, net..............  (135.8)  (147.8)  (153.3)
                                                      -------  -------  -------
Income Before Income Taxes........................... $ 239.4  $ 271.8  $ 286.2
                                                      =======  =======  =======

                               Capital Expenditures    Identifiable Assets
                               -------------------- --------------------------
                                1999   2000   2001    1999     2000     2001
                               ------ ------ ------ -------- -------- --------
                                                (in millions)
Food and Support Services--
 United States................ $ 94.6 $160.6 $ 94.0 $1,186.9 $1,442.3 $1,344.9
Food and Support Services--
 International................   20.1   22.0   31.2    246.5    253.0    359.1
Uniform and Career Apparel--
 Rental.......................   64.4   65.2   72.8    762.2    818.3    856.4
Uniform and Career Apparel--
 Direct Marketing.............    8.8    7.0    7.8    311.4    301.7    272.9
Educational Resources.........   39.6   56.4   40.5    234.7    257.4    264.1
Corporate and Other...........    --     0.1    0.2    128.8    126.7    119.0
                               ------ ------ ------ -------- -------- --------
                               $227.5 $311.3 $246.5 $2,870.5 $3,199.4 $3,216.4
                               ====== ====== ====== ======== ======== ========

                      ARAMARK CORPORATION AND SUBSIDIARIES

NOTE 11. SUBSEQUENT EVENT:

   On October 3, 2001, the Company signed an agreement to acquire the management services division of The ServiceMaster Company, which we refer to as ServiceMaster Management Services. The aggregate consideration for the transaction is approximately $800 million in cash. The transaction is subject to customary consents, approvals, conditions and clearances. ServiceMaster Management Services provides a complete range of facility management services to the healthcare, education and business and industry client sectors.

   The Company intends to finance the acquisition of ServiceMaster Management Services by borrowing approximately an additional $200 million under the senior revolving credit facility and $600 million under a new bridge financing facility with a group of banks arranged by J.P. Morgan Securities Inc. The Company expects to repay a portion of the bridge financing with a portion of the proceeds from the initial public offering further described in Note 1.

NOTE 12. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES

   The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

   These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt described in Note 3 and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $1.7 billion as of September 28, 2001 (See Note 3). The other subsidiaries, which are not subsidiaries of ARAMARK Services, Inc., do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

                      ARAMARK CORPORATION AND SUBSIDIARIES

                 ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED
                          CONSOLIDATING BALANCE SHEETS
                               September 29, 2000
                             (dollars in millions)

                            ARAMARK
                         Services, Inc.
                              and          Other       ARAMARK
                          Subsidiaries  Subsidiaries Corporation Eliminations Consolidated
                         -------------- ------------ ----------- ------------ ------------
         ASSETS
Current Assets:
 Cash and cash
  equivalents...........    $   19.5      $    4.8    $    0.3    $     --      $   24.6
 Receivables............       391.7         193.4         0.6          --         585.7
 Inventories, at lower
  of cost or market.....        83.4         333.0         --           --         416.4
 Prepayments and other
  current assets........        25.9          44.6         1.7          --          72.2
                            --------      --------    --------    ---------     --------
     Total current
      assets............       520.5         575.8         2.6          --       1,098.9
                            --------      --------    --------    ---------     --------
Property and Equipment,
 net....................       232.4         818.8         2.1          --       1,053.3
Goodwill................       196.0         488.9         --           --         684.9
Intercompany
 Receivable.............     2,186.4         105.6         --      (2,292.0)         --
Investment in
 Subsidiaries...........         --            --      1,533.0     (1,533.0)         --
Other Assets............       124.2         235.4         2.7          --         362.3
                            --------      --------    --------    ---------     --------
                            $3,259.5      $2,224.5    $1,540.4    $(3,825.0)    $3,199.4
                            ========      ========    ========    =========     ========

    LIABILITIES AND
  SHAREHOLDERS' EQUITY
Current Liabilities:
 Current maturities of
  long-term
  borrowings............    $   57.7      $    2.0    $    --     $     --      $   59.7
 Accounts payable.......       254.3         120.9        55.9          --         431.1
 Accrued expenses and
  other liabilities.....       343.1         221.4        11.5          --         576.0
                            --------      --------    --------    ---------     --------
     Total current
      liabilities.......       655.1         344.3        67.4          --       1,066.8
                            --------      --------    --------    ---------     --------
Long-Term Borrowings....     1,776.8           0.9         --           --       1,777.7
Deferred Income Taxes
 and Other Noncurrent
 Liabilities............        61.4          97.5        64.5          --         223.4
Intercompany Payable....       590.6         424.4     1,277.0     (2,292.0)         --
Common Stock Subject to
 Potential Repurchase
 Under Provisions of
 Shareholders'
 Agreement..............         --            --         20.0          --          20.0
Shareholders' Equity
 Excluding Common Stock
 Subject to Repurchase..       175.6       1,357.4       111.5     (1,533.0)       111.5
                            --------      --------    --------    ---------     --------
                            $3,259.5      $2,224.5    $1,540.4    $(3,825.0)    $3,199.4
                            ========      ========    ========    =========     ========

                      ARAMARK CORPORATION AND SUBSIDIARIES

                 ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED
                          CONSOLIDATING BALANCE SHEETS
                               September 28, 2001
                             (dollars in millions)

                            ARAMARK
                         Services, Inc.
                              and          Other       ARAMARK
                          Subsidiaries  Subsidiaries Corporation Eliminations Consolidated
                         -------------- ------------ ----------- ------------ ------------
         ASSETS
Current Assets:
 Cash and cash
  equivalents...........    $   17.3      $    7.1    $    0.4    $     --      $   24.8
 Receivables............       310.8         191.6         0.9          --         503.3
 Inventories, at lower
  of cost or market.....        93.3         322.5         --           --         415.8
 Prepayments and other
  current assets........        34.0          39.9         2.4          --          76.3
                            --------      --------    --------    ---------     --------
     Total current
      assets............       455.4         561.1         3.7          --       1,020.2
                            --------      --------    --------    ---------     --------
Property and Equipment,
 net....................       249.1         836.4         2.3          --       1,087.8
Goodwill................       206.2         498.8         --           --         705.0
Intercompany
 Receivable.............     2,243.5         105.6         --      (2,349.1)         --
Investment in
 Subsidiaries...........         --            --      1,709.5     (1,709.5)         --
Other Assets............       190.2         209.7         3.5          --         403.4
                            --------      --------    --------    ---------     --------
                            $3,344.4      $2,211.6    $1,719.0    $(4,058.6)    $3,216.4
                            ========      ========    ========    =========     ========

    LIABILITIES AND
  SHAREHOLDERS' EQUITY
Current Liabilities:
 Current maturities of
  long-term
  borrowings............    $   34.3      $    0.4    $    --     $     --      $   34.7
 Accounts payable.......       293.6         117.0        48.6          --         459.2
 Accrued expenses and
  other liabilities.....       348.4         224.1        17.7          --         590.2
                            --------      --------    --------    ---------     --------
     Total current
      liabilities.......       676.3         341.5        66.3          --       1,084.1
                            --------      --------    --------    ---------     --------
Long-Term Borrowings....     1,629.4           6.5         --           --       1,635.9
Deferred Income Taxes
 and Other Noncurrent
 Liabilities............        74.1         103.7        51.7          --         229.5
Intercompany Payable....       773.4         241.6     1,334.1     (2,349.1)         --
Common Stock Subject to
 Potential Repurchase
 Under Provisions of
 Shareholders'
 Agreement..............         --            --         20.0          --          20.0
Shareholders' Equity
 Excluding Common Stock
 Subject to Repurchase..       191.2       1,518.3       246.9     (1,709.5)       246.9
                            --------      --------    --------    ---------     --------
                            $3,344.4      $2,211.6    $1,719.0    $(4,058.6)    $3,216.4
                            ========      ========    ========    =========     ========

                      ARAMARK CORPORATION AND SUBSIDIARIES

                 ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED
                       CONSOLIDATING STATEMENTS OF INCOME
                   For the fiscal year ended October 1, 1999
                             (dollars in millions)

                            ARAMARK
                         Services, Inc.
                              and          Other       ARAMARK
                          Subsidiaries  Subsidiaries Corporation Eliminations Consolidated
                         -------------- ------------ ----------- ------------ ------------
Sales...................    $4,282.4      $2,459.9     $  --       $   --       $6,742.3
Equity in Net Income of
 Subsidiaries...........         --            --       150.2       (150.2)          --
Management Fee Income...         --            --        25.4        (25.4)          --
                            --------      --------     ------      -------      --------
                             4,282.4       2,459.9      175.6       (175.6)      6,742.3
Costs and Expenses:
 Cost of services
  provided..............     4,047.3       2,061.0        --         (20.9)      6,087.4
 Depreciation and
  amortization..........        77.2         116.0        --           0.5         193.7
 Selling and general
  corporate expenses....        40.6          25.0       20.6         (0.2)         86.0
                            --------      --------     ------      -------      --------
                             4,165.1       2,202.0       20.6        (20.6)      6,367.1
                            --------      --------     ------      -------      --------
     Operating Income...       117.3         257.9      155.0       (155.0)        375.2
Interest, net:
 Interest expense,
  net...................       130.4           0.6        4.8          --          135.8
 Intercompany interest,
  net...................       (50.4)         55.2        --          (4.8)          --
                            --------      --------     ------      -------      --------
Interest Expense, net...        80.0          55.8        4.8         (4.8)        135.8
                            --------      --------     ------      -------      --------
     Income before
      income taxes......        37.3         202.1      150.2       (150.2)        239.4
Provision for Income
 Taxes..................        10.6          78.6        --           --           89.2
                            --------      --------     ------      -------      --------
     Net Income.........    $   26.7      $  123.5     $150.2      $(150.2)     $  150.2
                            ========      ========     ======      =======      ========

                 ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED
                       CONSOLIDATING STATEMENTS OF INCOME
                  For the fiscal year ended September 29, 2000
                             (dollars in millions)

                            ARAMARK
                         Services, Inc.
                              and          Other       ARAMARK
                          Subsidiaries  Subsidiaries Corporation Eliminations Consolidated
                         -------------- ------------ ----------- ------------ ------------
Sales...................    $4,477.9      $2,785.0     $  --       $   --       $7,262.9
Equity in Net Income of
 Subsidiaries...........         --            --       168.0       (168.0)          --
Management Fee Income...         --            --        29.5        (29.5)          --
                            --------      --------     ------      -------      --------
                             4,477.9       2,785.0      197.5       (197.5)      7,262.9
Costs and Expenses:
 Cost of services
  provided..............     4,211.5       2,342.5        --         (23.0)      6,531.0
 Depreciation and
  amortization..........        91.5         129.0        --           0.3         220.8
 Selling and general
  corporate expenses....        45.4          23.4       21.1          1.6          91.5
                            --------      --------     ------      -------      --------
                             4,348.4       2,494.9       21.1        (21.1)      6,843.3
                            --------      --------     ------      -------      --------
     Operating Income...       129.5         290.1      176.4       (176.4)        419.6
Interest, net:
 Interest expense,
  net...................       139.1           0.3        8.4          --          147.8
 Intercompany interest,
  net...................       (19.8)         28.2        --          (8.4)          --
                            --------      --------     ------      -------      --------
Interest Expense, net...       119.3          28.5        8.4         (8.4)        147.8
                            --------      --------     ------      -------      --------
     Income before
      income taxes......        10.2         261.6      168.0       (168.0)        271.8
Provision for Income
 Taxes..................         6.7          97.1        --           --          103.8
                            --------      --------     ------      -------      --------
     Net Income.........    $    3.5      $  164.5     $168.0      $(168.0)     $  168.0
                            ========      ========     ======      =======      ========

                      ARAMARK CORPORATION AND SUBSIDIARIES

                 ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED
                       CONSOLIDATING STATEMENTS OF INCOME
                  For the fiscal year ended September 28, 2001
                             (dollars in millions)

                            ARAMARK
                         Services, Inc.
                              and          Other       ARAMARK
                          Subsidiaries  Subsidiaries Corporation Eliminations Consolidated
                         -------------- ------------ ----------- ------------ ------------
Sales...................    $4,780.1      $3,008.6     $  --       $   --       $7,788.7
Equity in Net Income of
 Subsidiaries...........         --            --       176.5       (176.5)          --
Management Fee Income...         --            --        32.6        (32.6)          --
                            --------      --------     ------      -------      --------
                             4,780.1       3,008.6      209.1       (209.1)      7,788.7
Costs and Expenses:
 Cost of services
  provided..............     4,485.0       2,544.7        --         (26.9)      7,002.8
 Depreciation and
  amortization..........        97.7         142.1        --           0.4         240.2
 Selling and general
  corporate expenses....        53.2          26.5       26.6         (0.1)        106.2
                            --------      --------     ------      -------      --------
                             4,635.9       2,713.3       26.6        (26.6)      7,349.2
                            --------      --------     ------      -------      --------
     Operating Income...       144.2         295.3      182.5       (182.5)        439.5
Interest and other
 financing costs, net:
 Interest expense,
  net...................       147.1           0.2        6.0          --          153.3
 Intercompany interest,
  net...................       (33.8)         39.8        --          (6.0)          --
                            --------      --------     ------      -------      --------
Interest and other
 financing costs, net...       113.3          40.0        6.0         (6.0)        153.3
                            --------      --------     ------      -------      --------
     Income before
      income taxes......        30.9         255.3      176.5       (176.5)        286.2
Provision for Income
 Taxes..................        16.5          93.2        --           --          109.7
                            --------      --------     ------      -------      --------
     Net Income.........    $   14.4      $  162.1     $176.5      $(176.5)     $  176.5
                            ========      ========     ======      =======      ========

                      ARAMARK CORPORATION AND SUBSIDIARIES

                 ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                   For the fiscal year ended October 1, 1999
                             (dollars in millions)

                             ARAMARK
                          Services, Inc.
                               and          Other       ARAMARK
                           Subsidiaries  Subsidiaries Corporation Eliminations Consolidated
                          -------------- ------------ ----------- ------------ ------------
Net cash provided by
 (used in) operating
 activities.............     $ 108.1       $ 211.9      $(26.8)       $--        $ 293.2
Cash flows from
 investing activities:
 Purchases of property
  and equipment.........       (78.4)       (128.8)        --          --         (207.2)
 Disposals of property
  and equipment.........         3.9          20.1         --          --           24.0
 Sale of investments....         --           40.7         --          --           40.7
 Divestiture of certain
  businesses............         8.4          (0.1)        --          --            8.3
 Acquisition of
  businesses............       (45.0)        (17.7)        --          --          (62.7)
 Other investing
  activities............       (24.1)          5.1        (0.3)        --          (19.3)
                             -------       -------      ------        ----       -------
Net cash used in
 investing activities...      (135.2)        (80.7)       (0.3)        --         (216.2)
                             -------       -------      ------        ----       -------
Cash flows from
 financing activities:
 Proceeds from
  additional long-term
  borrowings............         4.9           --          --          --            4.9
 Payment of long-term
  borrowings............      (106.1)         (0.6)        --          --         (106.7)
 Proceeds from issuance
  of common stock.......         --            --         60.7         --           60.7
 Repurchase of common
  stock.................         --            --        (28.6)        --          (28.6)
 Change in intercompany,
  net...................       134.7        (129.9)       (4.8)        --            --
 Other financing
  activities............        (0.2)          --          --          --           (0.2)
                             -------       -------      ------        ----       -------
Net cash provided by
 (used in) financing
 activities.............        33.3        (130.5)       27.3         --          (69.9)
                             -------       -------      ------        ----       -------
Increase in cash and
 cash equivalents.......         6.2           0.7         0.2         --            7.1
Cash and cash
 equivalents, beginning
 of period..............        14.1           6.5         --          --           20.6
                             -------       -------      ------        ----       -------
Cash and cash
 equivalents, end of
 period.................     $  20.3       $   7.2      $  0.2        $--        $  27.7
                             =======       =======      ======        ====       =======

                 ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the fiscal year ended September 29, 2000
                             (dollars in millions)

                             ARAMARK
                          Services, Inc.
                               and          Other       ARAMARK
                           Subsidiaries  Subsidiaries Corporation Eliminations Consolidated
                          -------------- ------------ ----------- ------------ ------------
Net cash provided by
 (used in) operating
 activities.............     $ 165.5       $ 267.3      $ (25.7)      $--        $ 407.1
Cash flows from
 investing activities:
 Purchases of property
  and equipment.........       (80.3)       (154.3)         --         --         (234.6)
 Disposals of property
  and equipment.........        11.5          16.0          --         --           27.5
 Acquisition of
  businesses............         --         (233.5)         --         --         (233.5)
 Other investing
  activities............       (28.1)        (14.6)        (0.3)       --          (43.0)
                             -------       -------      -------       ----       -------
Net cash used in
 investing activities...       (96.9)       (386.4)        (0.3)       --         (483.6)
                             -------       -------      -------       ----       -------
Cash flows from
 financing activities:
 Proceeds from
  additional long-term
  borrowings............       357.7           --           --         --          357.7
 Payment of long-term
  borrowings............      (129.9)         (3.2)       (26.7)       --         (159.8)
 Proceeds from issuance
  of common stock.......         --            --          31.2        --           31.2
 Repurchase of common
  stock.................         --            --        (155.4)       --         (155.4)
 Change in intercompany,
  net...................      (296.9)        119.9        177.0        --            --
 Other financing
  activities............        (0.3)          --           --         --           (0.3)
                             -------       -------      -------       ----       -------
Net cash provided by
 (used in) financing
 activities.............       (69.4)        116.7         26.1        --           73.4
                             -------       -------      -------       ----       -------
Increase (decrease) in
 cash and cash
 equivalents............        (0.8)         (2.4)         0.1        --           (3.1)
Cash and cash
 equivalents, beginning
 of period..............        20.3           7.2          0.2        --           27.7
                             -------       -------      -------       ----       -------
Cash and cash
 equivalents, end of
 period.................     $  19.5       $   4.8      $   0.3       $--        $  24.6
                             =======       =======      =======       ====       =======

                      ARAMARK CORPORATION AND SUBSIDIARIES

                 ARAMARK CORPORATION AND SUBSIDIARIES CONDENSED
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the fiscal year ended September 28, 2001
                             (dollars in millions)

                             ARAMARK
                          Services, Inc.
                               and          Other       ARAMARK
                           Subsidiaries  Subsidiaries Corporation Eliminations Consolidated
                          -------------- ------------ ----------- ------------ ------------
Net cash provided by
 (used in) operating
 activities.............     $ 233.0       $ 307.7      $(43.8)       $--        $ 496.9
Cash flows from
 investing activities:
 Purchases of property
  and equipment.........       (89.8)       (151.0)       (0.2)        --         (241.0)
 Disposals of property
  and equipment.........         6.2          16.1         --          --           22.3
 Sale of investments....         --            8.2         --          --            8.2
 Acquisition of
  businesses............       (49.0)        (30.6)        --          --          (79.6)
 Other investing
  activities............        (8.3)         19.5        (0.3)        --           10.9
                             -------       -------      ------        ----       -------
Net cash used in
 investing activities...      (140.9)       (137.8)       (0.5)        --         (279.2)
                             -------       -------      ------        ----       -------
Cash flows from
 financing activities:
 Proceeds from
  additional long-term
  borrowings............        21.3           6.6         --          --           27.9
 Payment of long-term
  borrowings............      (218.1)         (2.7)        --          --         (220.8)
 Proceeds from issuance
  of common stock.......         --            --         31.5         --           31.5
 Repurchase of common
  stock.................         --            --        (55.1)        --          (55.1)
 Change in intercompany,
  net...................       103.5        (171.5)       68.0         --            --
 Other financing
  activities............        (1.0)          --          --          --           (1.0)
                             -------       -------      ------        ----       -------
Net cash provided by
 (used in) financing
 activities.............       (94.3)       (167.6)       44.4         --         (217.5)
                             -------       -------      ------        ----       -------
Increase (decrease) in
 cash and cash
 equivalents............        (2.2)          2.3         0.1         --            0.2
Cash and cash
 equivalents, beginning
 of period..............        19.5           4.8         0.3         --           24.6
                             -------       -------      ------        ----       -------
Cash and cash
 equivalents, end of
 period.................     $  17.3       $   7.1      $  0.4        $--        $  24.8
                             =======       =======      ======        ====       =======

                      ARAMARK CORPORATION AND SUBSIDIARIES
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED OCTOBER 1, 1999, SEPTEMBER 29, 2000AND SEPTEMBER 28,
                                      2001

                                          Additions            Reductions
                                     ------------------- ----------------------- Balance,
                          Balance,   Acquisition Charged Divestiture Deductions   End of
                        Beginning of     of        to        of         from      Fiscal
Description             Fiscal Year  Businesses  Income  Businesses  Reserves(1)   Year
-----------             ------------ ----------- ------- ----------- ----------- --------
                                                 (in thousands)
Fiscal Year 1999
Reserve for doubtful
 accounts, advances &
 current notes
 receivable............   $24,457       $ 165    $13,413    $  41      $15,498   $22,496
                          =======       =====    =======    =====      =======   =======
Fiscal Year 2000
Reserve for doubtful
 accounts, advances &
 current notes
 receivable............   $22,496       $ 647    $15,048    $ --       $13,388   $24,803
                          =======       =====    =======    =====      =======   =======
Fiscal Year 2001
Reserve for doubtful
 accounts, advances &
 current notes
 receivable............   $24,803       $ --     $18,039    $ --       $20,271   $22,571
                          =======       =====    =======    =====      =======   =======

--------
(1)  Allowances granted and amounts determined not to be collectible.

                                 EXHIBIT INDEX
   Copies of any of the following exhibits are available to Stockholders for the cost of reproduction upon written request from the Assistant Secretary, ARAMARK Corporation, 1101 Market Street, Philadelphia, PA 19107

  1*    Form of Underwriting Agreement.

  2*    Form of Merger Agreement.

  3.1   Restated Certificate of Incorporation is incorporated by reference to exhibit 3.1 to ARAMARK Corporation's Annual Report on Form 10-K filed with the SEC on November 24, 1999, pursuant to the Exchange Act (File
        No. 001-8827).

  3.2* Form of Amended and Restated Certificate of Incorporation (post-merger).

  3.3 Corporate By-Laws, as ratified and approved February 8, 2000, are incorporated by reference to exhibit 3.2 to ARAMARK Corporation's
        Annual Report on Form 10-K filed with the SEC on November 24, 1999, pursuant to the Exchange Act (File No. 001-8827).

  3.4*  Form of Amended and Restated Bylaws (post-merger).

  4.1*  Amended and Restated Stockholders' Agreement dated as of December 14,
        1994, by and among ARAMARK Corporation and the parties identified on its books as "Management Investors" or their "Permitted Transferees" or as "Individual Investors" or "Institutional Investors".


  4.2* Amended and Restated Registration Rights Agreement dated April 7, 1988, between ARAMARK Corporation and certain stockholders.


  4.3*  Amendment and Waiver to the Amended and Restated Registration Rights
        Agreement dated July 16, 2001 among ARAMARK Corporation and
        Metropolitan Life Insurance Company.

  4.4*  Form of Rights Agreement.

  4.5   7.0% Guaranteed Notes due July 15, 2006; Indenture dated as of July 15,
        1991, among ARAMARK Services, Inc., ARAMARK Corporation, as guarantor, and The Bank of New York, as trustee, is incorporated by reference to Exhibit (4)(b) to ARAMARK Corporation's Registration Statement on Form
        S-3 filed with the SEC on June 21, 1991, pursuant to the Securities Act
        (Registration No. 33-41357).

  4.6   6 3/4% Guaranteed Notes due August 1, 2004; Indenture dated as of July
        15, 1991, among ARAMARK Services, Inc., ARAMARK Corporation, as guarantor, and The Bank of New York, as trustee, is incorporated by reference to Exhibit (4)(b) to ARAMARK Corporation's Registration
        Statement on Form S-3 filed with the SEC on June 21, 1991, pursuant to the Securities Act (Registration No. 33-41357).

  4.7   Indenture dated as of July 15, 1991, among ARAMARK Services, Inc.,
        ARAMARK Corporation, as guarantor, and The Bank of New York, as trustee, is incorporated by reference to Exhibit (4)(b) to ARAMARK
        Corporation's Registration Statement on Form S-3 filed with the SEC on
        June 21, 1991, pursuant to the Securities Act (Registration No. 33-
        41357).

        Long-term debt instruments authorizing debt that does not exceed 10% of the total consolidated assets of ARAMARK are not filed herewith but will be furnished on request of the Commission.

  4.8*  Form of stock certificate for Class B common stock.

  4.9*  Form of stock certificate for Class A-1, Class A-2, Class A-3, Class B-
        1, Class B-2 and Class B-3 common stock.

  4.10* Amendment and Waiver dated as of July 24, 2001 among ARAMARK
        Corporation and Ameritrust Co., TTEE, George Gund 1959 Trust C-2;
        Ameritrust Co., TTEE, George Gund 1959 Trust C-1; Gordon Gund/Grant
        Gund Trust and Gordon Gund/Zachary Gund Trust 10/1/1978.

  4.11* Amendment and Waiver dated as of July 30, 2001 among ARAMARK
        Corporation and Lee F. Driscoll, III; Phoebe P. Driscoll; Patrick MCG.
        Driscoll; Helen Louise Driscoll, M.D.; and Lee F. Driscoll, III, Trust u/a/d 12/17/98 Phoebe Fisher, TTEE f/b/o C. Driscoll.

  4.12* Agreement dated as of July 16, 2001 between ARAMARK Corporation and
        Metropolitan Life Insurance Company.

  4.13* Form of Registration Rights Agreement among ARAMARK Worldwide
        Corporation and Joseph Neubauer and each of the other holders listed on
        Schedule 1 thereto.

 10.1 1999 Employment Agreement with Joseph Neubauer is incorporated by reference to Exhibit 10.1 to ARAMARK Corporation's Annual Report on
         Form 10-K filed with the SEC on November 24, 1999, pursuant to the Exchange Act (File No. 001-08827).

 10.2* Form of Agreement relating to employment and post-employment competition with William Leonard.

 10.3* Form of Agreement relating to employment and post-employment competition with L. Frederick Sutherland.

 10.4* Form of Agreement relating to employment and post-employment competition with Brian G. Mulvaney.

 10.5* Form of Agreement relating to employment and post-employment competition with John J. Zillmer.

 10.6 Credit and Guaranty Agreement dated January 7, 1998 and amendments thereto dated May 7, 1998 and September 10, 1998 are incorporated by reference to Exhibit 10.8 to ARAMARK Corporation's Annual Report on
         Form 10-K filed with the SEC on November 25, 1998, pursuant to the Exchange Act (File No. 001-08827).

 10.7*   Form of Amendment No. 1 to Employment Agreement among ARAMARK
         Corporation, ARAMARK Worldwide Corporation and Joseph Neubauer.

 10.8*   Amendment No. 2 to the Credit and Guaranty Agreement dated August 13,
         2001.

 10.9* Letter Agreement dated February 12, 2001 between ARAMARK Corporation and James E. Ksansnak.

 10.10*+ Composite and Conformed Master Distribution Agreement between SYSCO
         Corporation and ARAMARK Food and Support Services Group, Inc.

 10.11*  Purchase Agreement between the ServiceMaster Company and ARAMARK
         Corporation, dated as of October 3, 2001.

 10.12*  Amendment No. 3 to the Credit and Guarantee Agreement dated November
         9, 2001.

 12      Ratio of Earnings to Fixed Charges.

 21      List of subsidiaries of ARAMARK Corporation.

 23      Consent of Arthur Andersen LLP.

 24      Powers of Attorney (included on signatures page   - page 50).

--------
+  Portions omitted pursuant to a request for confidential treatment.
* Incorporated by reference to ARAMARK Corporation's Registration Statement on Form S-1 filed with the SEC on July 17, 2001, pursuant to the Securities Act (Registration No. 333-65226).